Form 10QSB
period 1997-09-30
BIG LAKE FINANCIAL CORP
filed 1997-11-13
CIK 789561

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ----------------------------------

                                  FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                       15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the Quarterly Period Ended September 30, 1997
                        Commission File Number 333-30779
                                               ---------

                       ----------------------------------

                         BIG LAKE FINANCIAL CORPORATION
                         ------------------------------
             (Exact Name of registrant as specified in its charter)

Florida                                                  59-2613321
-------                                                  ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


1409 S. Parrott Avenue
Okeechobee, Florida                                      34974
-------------------                                      -----
(Address of Principal Executive Offices)                 (Zip Code)

                       ----------------------------------

                                 (941) 467-4663
                                 --------------
              (Registrant's telephone number including area code)

                       ----------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock:

     Class                                  Outstanding as of November 7, 1997
---------------                             ----------------------------------
Common Stock                                             470,423
Par Value $0.01 per share

                         BIG LAKE FINANCIAL CORPORATION

             FORM 10-QSB-FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX


                                                                                                                  PAGE
                                                                                                                 NUMBER
PART I:  FINANCIAL INFORMATION

         ITEM 1: FINANCIAL STATEMENTS:
                 Consolidated Balance Sheets as of September 30, 1997
                 (unaudited) and December 31, 1996                                                                   1

                 Consolidated Statements of Income for the nine months
                 ended September 30, 1997 and 1996 and for the three months
                 ended September 30, 1997 and 1996 (unaudited)                                                       2

                 Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 1997 and 1996 (unaudited)                                                       3

                 Notes to Consolidated Financial Statements (unaudited)                                              4-8

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                                           9-13

PART II:  OTHER INFORMATION                                                                                          14

SIGNATURES                                                                                                           15

PART I:  FINANCIAL INFORMATION
   ITEM 1:  FINANCIAL STATEMENTS:


                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                              September 30, 1997
                                                                                  (Unaudited)                    December 31, 1996*
                                                                              ------------------                 ------------------
ASSETS
Cash and cash equivalents                                                        $  3,116                               $  3,410
Federal funds sold                                                                  1,308                                    992
Investment securities:
     Available-for-sale at fair value                                              14,311                                 15,215
     Held-to-maturity at amortized cost                                               801                                    801
Loans receivable less allowance for credit losses                                  41,884                                 36,262
Accrued interest receivable                                                           462                                    440
Bank premises and equipment - net                                                   1,875                                  1,450
Intangible assets                                                                     637                                    701
Other assets                                                                          245                                    247
                                                                                 --------                               --------
             TOTAL                                                               $ 64,639                               $ 59,518
                                                                                 ========                               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                         $ 11,795                               $ 10,083
     Interest-bearing                                                              46,627                                 44,162
                                                                                 --------                               --------
             Total deposits                                                        58,422                                 54,245
                                                                                 --------                               --------
Accrued interest on deposits                                                          471                                    305
Other accrued expenses and liabilities                                                265                                    114
                                                                                 --------                               --------
             Total liabilities                                                     59,158                                 54,664
                                                                                 --------                               --------
Commitments and contingencies                                                           -                                      -
                                                                                 --------                               --------
Stockholders' equity:
     Common stock                                                                       3                                      3
     Additional paid-in capital                                                     3,070                                  3,070
     Retained earnings                                                              2,478                                  1,911
     Treasury stock at cost                                                           (59)                                   (59)
     Unrealized loss on available-for-sale securities                                 (11)                                   (71)
                                                                                 --------                               --------
             Total stockholders' equity                                             5,481                                  4,854
                                                                                 --------                               --------
             TOTAL                                                               $ 64,639                               $ 59,518
                                                                                 ========                               ========
Book value per common share                                                      $  17.75                               $  15.72
                                                                                 ========                               ========
Common shares outstanding                                                         308,711                                308,711
                                                                                 ========                               ========

*Condensed from December 31, 1996, audited balance sheet

  The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                  For the nine months ended            For the three months ended
                                                                         September 30,                        September 30,
                                                                ----------------------------         ----------------------------
                                                                 1997                  1996           1997                  1996
                                                                 ----                  ----           ----                  ----
Interest and fees on loans                                    $  2,854              $  2,253       $  1,002              $    796
Investment income on investment securities                         690                   801            223                   276
Other interest income                                              113                    96             51                     4
                                                              --------              --------       --------              --------
           Total interest income                                 3,657                 3,150          1,276                 1,076

Interest expense on deposits                                     1,448                 1,311            535                   429
                                                              --------              --------       --------              --------
            Net interest income before provision for
              credit losses                                      2,209                 1,839            741                   647

Provision for credit losses                                         96                    96             36                    36
                                                              --------              --------       --------              --------
            Net interest income                                  2,113                 1,743            705                   611
                                                              --------              --------       --------              --------
Fees and service charges                                           467                   395            163                   138
Other income                                                        95                    43             44                    14
                                                              --------              --------       --------              --------
            Total other income                                     562                   438            207                   152
                                                              --------              --------       --------              --------
Other expenses:
    Salaries and employee benefits                                 906                   792            315                   274
    Expenses of bank premises and fixed assets                     247                   207             92                    67
    Other operating expenses                                       678                   592            225                   194
                                                              --------              --------       --------              --------
            Total other expenses                                 1,831                 1,591            632                   535
                                                              --------              --------       --------              --------
Income before provision for income taxes                           844                   590            280                   228

Provision for income taxes                                         261                   198             73                    75
                                                              --------              --------       --------              --------
Net income                                                    $    583              $    392       $    207              $    153
                                                              ========              ========       ========              ========
Earnings per share                                            $   1.89              $   1.27       $   0.67              $   0.50
                                                              ========              ========       ========              ========
Weighted average common shares outstanding during period       308,711               308,711        308,711               308,711
                                                              ========              ========       ========              ========

  The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                  For the nine months ended September 30,
                                                                                  ---------------------------------------
                                                                                  1997                             1996
                                                                                  ----                             ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $ 1,190                          $   352
                                                                                -------                          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in:
               Federal funds sold                                                  (316)                           9,624
               Investment securities                                                904                           (4,688)
               Loans                                                             (5,717)                          (5,527)
               Other real estate                                                    (28)                              72
    Purchases of premises and equipment, net                                       (504)                             (61)
                                                                                -------                          -------
               NET CASH USED BY INVESTING ACTIVITIES                             (5,661)                            (580)
                                                                                -------                          -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                      4,177                              103
    Cash paid in lieu of fractional shares                                            -                               (2)
                                                                                -------                          -------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                          4,177                              101
                                                                                -------                          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (294)                            (127)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                            3,410                            2,896
                                                                                -------                          -------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                       $ 3,116                          $ 2,769
                                                                                =======                          =======


  The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996

NOTE 1 - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Big Lake Financial Corporation (the "Company") and its wholly owned subsidiary Big Lake National Bank (the "Bank"). The information contained in the financial statements is unaudited. In the opinion of management, all adjustments have been made (consisting only of normal recurring accruals) necessary to present a fair statement of the results for interim periods. The results for interim periods are not necessarily indicative of trends or results which may be expected for a full year. It is suggested that these financial statements and notes be read in conjunction with the Company's financial statements for the year ended December 31, 1996.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans ("Other Real Estate"). In connection with the determination of the allowances for credit losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Management does not anticipate that the allowances for credit losses on loans and foreclosed real estate will change materially in the near term.

Fair Value of Financial Instruments

Financial instruments of the Company consist of cash, due from banks, federal funds sold, investment securities, loans receivable, accrued interest receivable, deposits, accrued interest payable, and off-balance sheet commitments such as commitments to extend credit and standby letters of credit. Management considers the cost of providing estimated fair values by each class of financial instrument to exceed the benefits derived. In management's opinion, the carrying amount of financial instruments approximates fair value.

Investment Securities

The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 applies to all debt securities and to equity securities that have readily determinable fair values. SFAS 115 requires the Company to carry its securities classified "available-for-sale" at fair market value. The Bank's investments in securities are classified in two categories and accounted for as follows:

                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996

NOTE 1 - ACCOUNTING POLICIES(Continued)

         Available-for-Sale. Securities available-for-sale consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as securities held-to-maturity.

         Held-to-Maturity. Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost and adjusted for amortization of premiums and accretion of discounts. Such adjustments are recognized in interest income using the interest method over the period to maturity.

Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Mortgage-backed Securities

Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Should any be sold, cost of securities sold is determined using the specific identification method.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method. Nonrefundable loan fees and certain direct loan origination costs are deferred and the net amount is recognized into income over the life of the loans as a yield adjustment.

The Company has adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). For loans considered impaired under SFAS 114, the Company is required to compute the present value of expected cash flows from the impaired loan and adjust credit losses accordingly. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other information. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996

NOTE 1 - ACCOUNTING POLICIES (Continued)

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method over the estimated useful lives of the assets. For income tax purposes, the Company utilizes straight-line and accelerated depreciation methods.

Other Real Estate

Foreclosed real estate includes formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank has taken possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at the lower of the Bank's cost or the asset's fair value less costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are included in income (loss) on foreclosed real estate.

Interest Income on Loans

Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

Employee Benefits

Profit-sharing costs are charged to salaries and employee benefits expense and are funded as accrued.

Income Taxes

Deferred income taxes are provided for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The principal temporary differences are depreciation and amortization, loan loss provisions, the use of cash basis accounting for income tax purposes, and unrealized gain (loss) on securities available-for-sale.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the statements of financial condition caption "Cash and Due from Banks."

                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996


NOTE 1 - ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets (consisting of core deposit premium and goodwill) are amortized on a straight-line basis over seven and fifteen years, respectively. For income tax purposes, intangibles are amortized over fifteen years on a straight-line basis.


NOTE 2 - LOANS

Loans at September 30 consisted of (dollars in thousands):

                                                                                  1997             1996
                                                                               --------         --------
        Real estate                                                            $ 34,210         $ 27,265
        Installment                                                               5,370            5,339
        Commercial and all others                                                 2,969            1,993
                                                                               --------         --------
                 Total loans, gross                                              42,549           34,597
        Deferred loan fees                                                          (67)             (55)
        Allowance for credit losses                                                (598)            (448)
                                                                               --------        ---------
                 Net loans                                                     $ 41,884        $  34,094
                                                                               ========        =========


NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The Company's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. In addition to reviews by regulatory agencies and the Company's certified public accountants, the services of outside lending professionals have been engaged to assist in the valuation of credit quality and loan administration. These professionals compliment the system implemented by the Company which identifies potential problem credits as early as possible, categorizes the credits as to risk, and puts a reporting process in place to monitor the progress of the credits.

The Company maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses from January 1 through September 30 follows (dollars in thousands):

                                                                                  1997             1996
                                                                               --------         --------
        Balance, January 1,                                                      $ 470            $ 363
        Recoveries                                                                  58               10
        Chargeoffs                                                                 (26)             (21)
        Provision charged to expense                                                96               96
                                                                                 -----            -----

        Balance, September 30                                                    $ 598            $ 448
                                                                                 =====            =====


                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996


NOTE 4 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amounts recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Financial instruments at September 30, 1997, consisted of commitments to extend credit approximating $2.8 million and letters of credit of $24,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.


NOTE 5 - SUBSEQUENT EVENTS

On October 29, 1997, the shareholders of CNB Financial Corporation ("CNB") voted to merge with the Company. CNB operates in both Hendry and Glades County markets with total assets of approximately $47 million and shareholders' equity in excess of $4 million. On October 31, 1997, the merger of CNB and the Company was completed. As a result of the transaction, each outstanding share of CNB common stock (except shares held by CNB shareholders exercising dissenters' rights) was converted into .40 shares of the Company's common stock.

As of November 7, 1997, approximately 161,712 shares of the Company's common stock had been exchanged for CNB common stock.

                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal asset is its ownership of Big Lake National Bank (the "Bank"). Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Bank's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

The Company is a one-bank holding company with consolidated assets of $64.6 million at September 30, 1997. Since December 31, 1996, the Company's total assets have grown $5.1 million from $59.5 million, an increase of 8.6%. During the same period, loans have increased by $5.6 million from $36.3 million to $41.9 million, an increase of 15.5%. The Company continues to enjoy a favorable operating environment as a result of local economic conditions and its position as the only locally-owned bank in Okeechobee County.

Net income was $583,000 for the nine months ended September 30, 1997, compared with $392,000 for the same period in 1996, an increase of $191,000, or 48.7%. The increase in net income was due to improvements in the average yield on interest-earning assets offset partially by an increase in the average cost of interest-bearing liabilities. Also, non-interest income increased 28.3%, while non-interest expenses increased only 15.1%. Loan growth throughout 1996 and 1997 was most responsible for the increase in net income.

STATEMENT OF CONDITION ANALYSIS

Average total loans for the nine months ended September 30, 1997, were $40.2 million versus $31.6 million for the same period in 1996, an increase of $8.6 million, or 27.3%. This growth has been funded primarily with the increase in interest-bearing deposits of $3.5 million and maturities of investment securities totaling $1.9 million. Noninterest-bearing deposits have grown $1.7 million, or 17.0%, since December 31, 1996, and $3.6 million, or 44.1%, since September 30, 1996. Management seeks to maintain a favorable mix of deposits and expects to continue its marketing of less costly deposit relationships.

The following sets forth the liability mix change using monthly average consolidated deposit aggregates:

                                                               Percent                    Percent     Percent
Deposit Types (Dollars in thousands)              9/97        of Total          9/96      of Total     Change
-------------                                   -------       --------        -------     --------     ------
Demand, money market, and NOW deposits          $11,074         19.0%         $11,275       21.8%      (2.8)%
Savings                                           5,747          9.8            5,807       11.2       (1.4)%
Certificates of Deposit                          28,733         49.3           24,749       47.9        1.4 %
Other borrowings                                      6            -              211         .5        (.5)%
Noninterest-bearing liabilities                  12,755         21.9            9,624       18.6        3.3 %
                                               --------        -----         --------      -----
                                               $ 58,315        100.0%        $ 51,666      100.0%
                                               ========        =====         ========      =====

During the first nine months of 1997, the loan portfolio grew by 27.3% from the average balances for the nine months ended September 30, 1996. All segments of the loan portfolio experienced growth. The components of average loans for the periods ended September 30, 1997 and 1996, follow:

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                               (Dollars in thousands)

                                                                             Dollar       Percent
                                                  1997           1996        Change        Change
                                                  ----           ----        ------        ------
Real estate loans                               $19,658        $15,665       $3,993         25.5%
Installment loans                                 5,032          4,079          953         23.4%
Commercial and all other loans                   15,506         11,825        3,681         31.1%
                                                -------        -------       ------
                                                $40,196        $31,569       $8,627
                                                =======        =======       ======

Loan recoveries (net of chargeoffs of $26,000) of $32,000 for the nine months ended September 30, 1997, compare favorably with loan chargeoffs (net of recoveries of $10,000) of $11,000 for the same period in 1996. The balance in the allowance for credit losses increased to $598,000 at September 30, 1997, versus $448,000 at September 30, 1996. The allowance was 1.41% and 1.29% of total gross loans at September 30, 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's management monitors liquidity ratios. The Company's principal sources of funds are those generated by the Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.

A principal objective of the Company's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of an Asset and Liability Committee (the "ALCO Committee"), which establishes policies and monitors results to control interest rate sensitivity.

Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk as determined by the ALCO Committee. The ALCO Committee uses internally generated reports to measure the Bank's interest rate sensitivity. From these reports, the ALCO Committee can estimate the net income effect of various interest rate scenarios.

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company's cumulative one-year gap at September 30, 1997, was a negative 10.98% of assets. This falls within the ALCO Committee's policy of a cumulative one-year gap range of negative 20% to positive 20%.

The Company uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 1997, the Company had commitments to originate loans totaling $2.8 million, and had issued but unused letters of credit of $24,000 for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following September 30, 1997, total $27.2 million. Management believes that the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.


RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 1997 and 1996

General

Net earnings for the nine months ended September 30, 1997, were $583,000 or $1.89 per share, compared to net earnings of $392,000, or $1.27 per share, for the nine months ended September 30, 1996. The increase in net earnings was primarily due to an increase in earning assets, particularly the increase in loans having a higher yield than other earning assets. This change in mix of earning assets also contributed to an overall increase in the average yield of earning assets.

Interest Income and Expense

Interest income increased by $507,000 from $3,150,000 for the nine months ended September 30, 1996, to $3,657,000 for the nine months ended September 30, 1997. Interest income on loans increased $601,000 due to an increase in the average loan portfolio balance from $31.6 million for the nine months ended September 30, 1996, to $40.2 million for the comparable 1997 period, partially offset by a decrease in market interest rates, rather than a material change in the loan composition. Interest on investment securities decreased $111,000 due to a decrease in the average investment securities portfolio from $17.7 million in 1996 to $15.8 million in 1997, and by a decrease in the average yield on the investment securities portfolio of 21 basis points. Interest on other interest-earning assets increased $17,000 due to an increase from $2.4 million in average other interest-earning assets in 1996 to $2.8 million in 1997 and an increase in the weighted average yield of 11 basis points.

Interest expense increased to $1,448,000 for the nine months ended September 30, 1997, from $1,311,000 for the nine months ended September 30, 1996. Interest expense on deposit accounts increased because the average interest-bearing deposits increased from $42.0 million for the nine months ended September 30, 1996 to $45.6 million for the comparable 1997 period. The average rate paid on interest-bearing deposits increased 8 basis points. The increase in rates paid on deposits was caused by rising interest rates since there was no material change in the deposit mix.

Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. There was no change in the provision for the nine months ended September 30, 1996, as compared with the nine months ended September 30, 1997.

Other Income

Total other income increased $124,000 for the nine months ended September 30, 1997, compared to 1996, principally due to an increase in service fees on deposit accounts associated with the increase in the number of deposit accounts subject to service fees and recoveries from the sale of other real estate.

Other Expense

Total other expense increased $240,000 to $1,831,000 for the nine months ended September 30, 1997, from $1,591,000 for the nine months ended September 30, 1996, primarily due to an increase in employee compensation and benefits of $114,000, expenses of premises and fixed assets of $40,000, and other expenses of $86,000 (substantially all of which were related to the Merger and totaled $83,000).


Comparison of Three Months Ended September 30, 1997 and 1996

General

Net earnings for the three months ended September 30, 1997, were $207,000 or $0.67 per share, compared to net earnings of $153,000, or $0.50 per share, for the three months ended September 30, 1996. The increase in net earnings was primarily due to an increase in earning assets, particularly the increase in loans having a higher yield than other earning assets. This change in mix of earning assets also contributed to an overall increase in the average yield of earning assets.

Interest Income and Expense

Interest income increased by $200,000 from $1,076,000 for the three months ended September 30, 1996, to $1,276,000 for the three months ended September 30, 1997. Interest income on loans increased $206,000 due to an increase in the average loan portfolio balance from $33.6 million for the three months ended September 30, 1996, to $42.1 million for the comparable 1997 period. Average yields on loans remained relatively stable at 9.52% in 1997 versus 9.48% in 1996. Interest on investment securities decreased $53,000 due to a decrease in the average investment securities portfolio from $18.2 million in 1996 to $15.4 million in 1997, and by a decrease in the average yield on the investment securities portfolio of 29 basis points. Interest on other interest-earning assets increased $47,000 due to an increase from $.3 million in average other interest-earning assets in 1996 to $3.7 million in 1997 and an increase in the weighted average yield of 22 basis points.

Interest expense increased to $535,000 for the three months ended September 30, 1997, from $429,000 for the three months ended September 30, 1996. Interest expense on deposit accounts increased because the average interest-bearing deposits increased from $42.3 million for the three months ended September 30, 1996 to $47.8 million for the comparable 1997 period. The average rate paid on interest-bearing deposits increased 42 basis points. The increase in rates paid on deposits was caused by rising interest rates since there was no material change in the deposit mix.

Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. There was no change in the provision for the three months ended September 30, 1996, as compared with the three months ended September 30, 1997.

Other Income

Total other income increased $55,000 for the three months ended September 30, 1997, compared to 1996, principally due to an increase in service fees on deposit accounts associated with the increase in the number of deposit accounts subject to service fees and recoveries from the sale of other real estate.

Other Expense

Total other expense increased $97,000 to $632,000 for the three months ended September 30, 1997, from $535,000 for the three months ended September 30, 1996, primarily due to an increase in employee compensation and benefits of $41,000, expenses of premises and fixed assets of $25,000, and other expenses of $31,000 (substantially all of which were related to the Merger and totaled $21,000).

                         BIG LAKE FINANCIAL CORPORATION



PART II: OTHER INFORMATION

         Item 1.    Legal Proceedings.
                    None.

         Item 2.    Changes in Securities.
                    None.

         Item 3.    Defaults upon Senior Securities.
                    None.

         Item 4.    Submission of Matters to a Vote of Security Holders.
                    None.

         Item 5.    Other Information.
                    None.

         Item 6.    Exhibits and Reports on Form 8-K.
                    a)     27 - Financial Data Schedule (for SEC use only).

                    b)     Reports on Form 8-K.
                           None.

                         BIG LAKE FINANCIAL CORPORATION
                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Big Lake Financial Corporation
                                 -------------------------------




Date: November 13, 1997          /s/  Joe G. Mullins
     --------------------        -------------------
                                 Joe G. Mullins
                                 Executive Vice President and
                                 Chief Administrative Officer



Date: November 13, 1997          /s/   Anita DeWitt
     --------------------        -------------------
                                 Anita DeWitt
                                 Treasurer and Principal Accounting Officer