Form 10KSB40
period 1997-12-31
BIG LAKE FINANCIAL CORP
filed 1998-03-30
CIK 789561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ____________________________

                                  FORM 10-KSB

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER  333-30779

                         BIG LAKE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                59-2613321
        (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)              Identification No.)

1409 SOUTH PARROTT AVENUE, OKEECHOBEE, FLORIDA            34974
   (Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code: (941) 467-4663

    Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)


         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES  X   NO
                  ----     ----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its most recent fiscal year was $6,305,000.

         The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (271,482 shares) on March 17, 1998 was approximately $5,701,122. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $21.00 per share on February 27, 1998. For the purposes of this response, directors, officers and holders of 5% or more of the issuer's Common Stock are considered the affiliates of the issuer at that date.

         As of February 28, 1998, there were issued and outstanding 475,223 shares of the issuer's Common Stock.

                               TABLE OF CONTENTS

                                                                                                               Page
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         OCC Agreement  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
         Lending Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
         Deposit Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Correspondent Banking  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
         Data Processing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
         Effect of Governmental Policies  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
         Interest and Usury . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
         Supervision and Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
         Industry Restructuring . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .  14

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 5.  Market for the Registrant's Common Equity
                          and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 6.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .  16
         Recent Developments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
         General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
         Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
         Comparison of Years Ended December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . .  22
         Asset/Liability Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
         Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
         Impact of Inflation and Changing Prices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42
         Future Accounting Requirements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42





                                                                                                                     Page
                                                                                                                     ----
Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

Item 8.  Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . .  43

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                          Compliance with Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . .  44

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45

Item 11. Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . . . .  46

Item 12. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .  48

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  50

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  51





                                     PART I

ITEM 1.      BUSINESS

GENERAL

     Big Lake Financial Corporation ("BLF") was incorporated under the laws of the State of Florida on August 8, 1985. BLF is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and owns all of the voting shares of Big Lake National Bank. On October 31, 1997, BLF closed the merger of CNB Financial Corporation ("CNB") with and into BLF (the "BLF/CNB Merger"). As a result of the BLF/CNB Merger, the outstanding shares of CNB common stock were converted into an aggregate of 166,512 shares of BLF Common Stock and Clewiston National Bank (a wholly owned subsidiary of
CNB) became a wholly owned subsidiary of BLF. BLF has no significant operations other than owning the stock of Big Lake National Bank and Clewiston National Bank (collectively, the "Banks"). Big Lake National Bank and Clewiston National Bank, which are national banking associations, are the only source of revenue for BLF.

     BLF has filed an application with the Office of the Comptroller of the Currency (the "OCC") to merge Clewiston National Bank with and into Big Lake National Bank. BLF anticipates that, subject to the receipt of such OCC approval, the merger of Clewiston National Bank into Big Lake National Bank will be consummated in April, 1998.

     BLF provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by BLF include: demand interest-bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, BLF makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. BLF provides automated teller machine (ATM) cards, as a part of the HONOR ATM Network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the HONOR ATM Network, the Bank also provides the Presto and Cirrus systems for ATM use. In addition to the foregoing services, the offices of BLF provide customers with extended banking hours. BLF does not have trust powers and, accordingly, no trust services are provided.

     The revenues of BLF are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for BLF's lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities. The principal expenses of BLF are the interest paid on deposits, and operating and general administrative expenses.

     As is the case with banking institutions generally, BLF's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve and the OCC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. BLF faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "Competition."


OCC AGREEMENT

     On July 23, 1997, CNB entered into an agreement with the OCC that imposes certain restrictions and requirements on CNB's operations. Among other things, this agreement calls for improvement in the areas of compliance, executive management, loan administration, strategic planning, liquidity management, independent loan review, and loan quality. CNB also must maintain certain capital ratios, develop a three-year capital plan, and develop a dividend policy that permits the payment of dividends only with the prior approval of the OCC. Management believes that the OCC agreement was prompted in part by the failure of CNB's former management to address concerns raised by the OCC in prior examination reports and the additional loan loss reserves mandated by the OCC for two loans. In response to the OCC agreement, CNB appointed a new President and Chief Executive Officer. Management believes CNB has substantially complied with all requirements of the OCC agreement, including the maintenance of the required minimum capital levels. Management does not anticipate any significant impact on the results of operations and financial condition of CNB as a result of the OCC agreement.

     Subsequent to December 31, 1997, the OCC completed an examination of CNB's allowance for loan losses. All OCC adjustments have been reflected in the consolidated financial statements of the Company as of December 31, 1997. In 1998, the Company anticipates that CNB will be merged with and into BLF. At that time, management anticipates the OCC agreement will terminate.


LENDING ACTIVITIES

     BLF offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in BLF's market area. BLF's consolidated total loans at December 31, 1997 were $75.7 million, or 67.7% of total BLF consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. BLF has no foreign loans or loans for highly leveraged transactions.

     BLF's loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of BLF's loans are made on a secured basis. As of December 31, 1997, approximately 77.2% of BLF's consolidated loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 55.5% of the total loan portfolio is secured by 1-4 family residential properties.

     BLF's commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Okeechobee and Highlands Counties for working capital, equipment purchases, and various other business purposes. Through Clewiston National Bank, BLF's loan portfolio includes loans to businesses in Hendry County. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years.
Commercial and industrial loans not secured by real estate amounted to approximately 7.5% of BLF's total loan portfolio as of December 31, 1997.

     BLF's real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or investment in real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. BLF generally does not make fixed-rate commercial real estate loans for terms exceeding three years. Loans in excess of three years are generally adjustable. BLF's residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.

     BLF's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

     For additional information regarding BLF's loan portfolio, see "BLF's Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

     Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by BLF's loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

     Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. BLF attempts to minimize loan losses through various means. In particular, on larger credits, BLF generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, BLF attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.


DEPOSIT ACTIVITIES

     Deposits are the major source of BLF's funds for lending and other investment activities. BLF considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 51.1% of BLF's consolidated total deposits at December 31, 1997. Approximately 48.9% of BLF's consolidated deposits at December 31, 1997 were certificates of deposit. Generally, BLF attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 6.2% of BLF's consolidated total deposits at December 31, 1997. The majority of the deposits of BLF are generated from Okeechobee and Hendry Counties. BLF does not accept brokered deposits. For additional information regarding BLF's deposit accounts, see "BLF'S Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."


INVESTMENTS

     BLF invests a portion of its assets in U.S. Treasury and U.S. Government agency obligations, certificates of deposit, collateralized mortgage obligations ("CMO's"), and federal funds sold. BLF's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

     With respect to BLF's investment portfolio, BLF's total portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. Occasionally, BLF purchases certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). CMO's are secured with Federal National Mortgage Association ("FNMA") mortgage-backed securities and generally have a shorter life than the stated maturity. Federal funds sold is the excess cash BLF has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

     BLF monitors changes in financial markets. In addition to investments for its portfolio, BLF monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. BLF attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event BLF needs cash, or economic conditions change to a more favorable rate environment.


CORRESPONDENT BANKING

     Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. BLF is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

     BLF sells loan participations to correspondent banks with respect to loans which exceed BLF's lending limit. Management of BLF has established correspondent relationships with the NationsBank, SunTrust and Compass Bank.
As compensation for services provided by a correspondent, BLF maintains certain balances with such correspondent in non-interest bearing accounts. Such compensating balances are not deemed significant to BLF's operations.


DATA PROCESSING

     BLF has a data processing department which provides a full range of data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.


EFFECT OF GOVERNMENTAL POLICIES

     The earnings and business of the Company are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

INTEREST AND USURY

     BLF is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter BLF from continuing the process of originating loans.


SUPERVISION AND REGULATION

     Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting BLF, Big Lake National Bank and Clewiston National Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of BLF, Big Lake National Bank or Clewiston National Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

     Bank Holding Company Regulation. BLF is a bank holding company, registered with the Federal Reserve under the BHC Act. As such, BLF is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience, and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

     Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

     The BHC Act generally prohibits a bank holding company from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     Bank Regulation. Each of Big Lake National Bank and Clewiston National Bank is chartered under the national banking laws and their deposits are insured by the FDIC to the extent provided by law. Each bank is subject to comprehensive regulation, examination and supervision by the OCC and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. Big Lake National Bank and Clewiston National Bank are examined periodically by the OCC, to whom they submit periodic reports regarding their financial condition and other matters. The OCC has a broad range of powers to enforce regulations under its jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The OCC also has the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

     There are various statutory limitations on the ability of BLF to pay dividends. The OCC also has the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of Big Lake National Bank and Clewiston National Bank to pay dividends to BLF, see Part II
- Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

     Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

             The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

     The FDIC Improvement Act of 1993 ("FDICIA") made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. FDICIA also recapitalized the Bank Insurance Fund, based on an assessment rate schedule that may extend to 15 years. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

     Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on banks interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or non-interest income.

     Capital Requirements. Regulatory agencies have approved guidelines to implement a risk-based capital framework that makes capital requirements more sensitive to the risk profiles of individual banking companies. These guidelines define capital as either core (Tier 1) capital or supplementary (Tier 2) capital. Tier 1 capital consists primarily of shareholders' equity, while Tier 2 capital is comprised of certain debt instruments and a portion of the reserve for loan losses. Big Lake National Bank and Clewiston National Bank are each required to have a Tier 1 capital ratio of at least 4.00% and a total risk-based capital ratio (Tier 1 plus Tier 2) of at least 8.00%. At December 31, 1997, Big Lake National Bank's Tier 1 and total risk-based capital ratios were 11.56% and 12.81%, respectively. Also at December 31, 1997, Clewiston National Bank's Tier 1 and total risk-based capital ratios were 14.32% and 15.57% respectively.

     FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized."

     The OCC has issued final regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

     Generally, FDICIA requires that an "undercapitalized" institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes "undercapitalized" and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of (i) 5% of the institution's total assets at the time the institution becomes "undercapitalized" or (ii) the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

     An "undercapitalized" institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the appropriate Federal banking agency determines the proposed action will further the purpose of the "prompt corrective action" sections of FDICIA.

     If an institution is "critically undercapitalized," it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any "critically undercapitalized" institution and to prohibit such an institution, without the appropriate Federal banking agency's prior written approval, from: (i) entering into any material transaction other than in the usual course of business; (ii) engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act); (iii) paying excessive compensation or bonuses; and (iv) paying interest on new or renewed liabilities at a rate that would increase the institution's weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution's normal market areas.

     The "prompt corrective action" provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become "undercapitalized." Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

     Additionally, FDICIA requires, among other things, that (i) only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and (ii) the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

     As of December 31, 1997, Big Lake National Bank and Clewiston National Bank met the capital requirements of a "well capitalized" institution.

     The OCC has proposed revising its risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured by either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, BLF's management cannot determine what effect, if any, an interest rate risk component would have on the capital of their subsidiary banks.

     Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

     Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of Big Lake National Bank and Clewiston National Bank will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

     Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank's level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of BLF may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank (such as Big Lake National Bank and Clewiston National Bank). Upon receipt of such notice, the OCC may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company's or state bank's voting stock, or if one or more other control factors set forth in the Act are present.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidation of existing bank subsidiaries in different states will be permissible beginning June 1, 1997. The Florida legislature also recently enacted a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law, which became effective May 1, 1997, essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least two years.

     Effect of Governmental Policies. The earnings and businesses of BLF, Big Lake National Bank and Clewiston National Bank are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.


INDUSTRY RESTRUCTURING

     For well over a decade, the banking industry has been undergoing a restructuring process which is anticipated to continue. The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates, and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barriers to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.

     Members of Congress and the administration have indicated their intention to consider additional legislation designed to institute reforms to promote the viability of the industry. Certain of the proposals would revise the federal regulatory structure for insured depository institutions; others would affect the nature of products, services, and activities that bank holding companies and their subsidiaries may offer or engage in, and the types of entities that may control depository institutions. There can be no assurance as to whether or in what form any such proposed legislation might be enacted, or what impact such legislation might have upon BLF.


COMPETITION

     BLF encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, BLF competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that BLF does not currently provide. In addition, many of BLF's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

     To compete, BLF relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.


EMPLOYEES

     As of December 31, 1997, BLF, Big Lake National Bank and Clewiston National Bank, collectively had 76 full-time employees (including executive officers) and 4 part-time employees. The employees are not represented by a collective bargaining unit. BLF and the Banks consider relations with employees to be good.


STATISTICAL PROFILE AND OTHER FINANCIAL DATA

     Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of BLF's business activities.


ITEM 2.      PROPERTIES

     The main office of BLF and Big Lake National Bank is located at 1409 S. Parrott Avenue, Okeechobee, Florida 34974, in a two-story building of approximately 8,010 square feet, which is owned by BLF. Big Lake National Bank also has banking offices located at 1801 Highway 441 SE, Okeechobee, Florida 34974, in a one-story building of approximately 1,196 square feet, which is owned by Big Lake National Bank and a branch at 199 N. U.S. Highway 27, Lake Placid, Florida 33852, in a one-story building of approximately 2,000 square feet, which is owned by Big Lake National Bank. Big Lake National Bank also has an operations center adjacent to the branch office at 1801 Highway 441 S.E., Okeechobee, Florida 34974. This facility is a one-story building of approximately 3,600 square feet, which is owned by Big Lake National Bank.

     Clewiston National Bank is located at 300 South Berner Road, Clewiston, Florida 33440, in a one-story building of approximately 5,700 square feet, which is owned by Clewiston National Bank. Clewiston National Bank also has banking offices located at 401 E. Sugarland Highway, Clewiston, Florida 33440, in a one-story building of approximately 1,600 square feet, which is leased by Clewiston National Bank (under a lease which, with renewal options, expires in 2001), a branch at 6th Street and Highway 27, Moore Haven, Florida 33471, in a one-story building of approximately 2,800 square feet, which is leased by Clewiston National Bank (under a lease which, with renewal options, expires in 1998), and a branch at 17 N. Lee Street, LaBelle, Florida 33935, in a one-story building of approximately 1,960 square feet, which is owned by Clewiston National Bank. Clewiston National Bank also owns a one-story building of approximately 1,600 square feet located at 100 S. Berner, Clewiston, Florida 33440, which is leased to a third party with purchase and renewal options. The lease term expires in 2002.


ITEM 3.      LEGAL PROCEEDINGS

     BLF, Big Lake National Bank and Clewiston National Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against BLF or the Banks which, if determined adversely, would have a material adverse effect on BLF's consolidated financial position.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of BLF security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     The shares of BLF Common Stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of BLF Common Stock. Management of BLF is aware of certain transactions in its shares that have occurred since January 1, 1996, although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of BLF Common Stock that occurred in transactions known to BLF management in the respective periods during 1996 and 1997:

                                                             1997                                   1996
                                                  -----------------------------         -------------------------------
                                                  HIGH         LOW       SHARES         HIGH         LOW         SHARES
                                                  ----         ---       ------         ----         ---         ------
 1st Quarter                                      15.00        15.00        212         15.00        15.00       11,037
 2nd Quarter                                        -            -            -             -            -            -
 3rd Quarter                                        -            -            -         15.00        15.00          125
 4th Quarter                                      22.50        22.50      2,680         15.00        15.00          225


     BLF had approximately 571 shareholders of record as of December 31, 1997.


DIVIDENDS

     BLF has not paid any cash dividends in the past.  BLF intends that, for the foreseeable future, it will retain earnings to finance continued growth rather than pay cash dividends on BLF Common Stock. If at any time BLF's Board determines to pay dividends on the BLF Common Stock, the timing and the extent to which dividends are paid by BLF will be determined by such Board in light of then-existing circumstances, including BLF's rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by BLF will be dividends received from Big Lake National Bank. Payments by the Banks to BLF are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of the Banks to pay dividends to BLF.
The OCC also has the general authority to limit the dividends paid by national banks if such payment may be deemed to constitute an unsafe and unsound practice. As national banks, Big Lake National Bank and Clewiston National
Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank's net profits of the preceding two
consecutive half-year periods (in the case of an annual dividend).   The
approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------
                                            1997             1996           1995          1994             1993
                                            ----             ----           ----          ----             -----
Interest income                         $   5,491      $     4,229    $     3,195    $     2,548        $   2,368
Interest expense                            2,204            1,736          1,211            781              669
                                        ---------      -----------    -----------    -----------        ---------
Net interest income                         3,287            2,493          1,984          1,767            1,699
Provision for loan losses                     280              132             70             14              160
                                        ---------      -----------    -----------    -----------        ---------
Net interest income after
  provision for loan losses                 3,007            2,361          1,914          1,753            1,539
Noninterest income                            814              589            518            385              419
Noninterest expenses                        2,847            2,112          1,574          1,575            1,536
                                        ---------      -----------    -----------    -----------        ---------
Earnings before income taxes                  974              838            858            563              422
Provision for income taxes                    316              287            308            188              139
                                        ---------      -----------    -----------    -----------        ---------
Net earnings                            $     658      $       551    $       550    $       375        $     283
                                        =========      ===========    ===========    ===========        =========
Per share data (1):
  Earnings per share                    $    1.96      $      1.79    $      1.78    $      1.21        $    0.90
  Cash dividends declared               $       -      $         -    $         -    $         -        $       -
  Book value at end of period           $   19.83      $     15.71    $     14.21    $     12.13        $   11.37
Common shares outstanding at
  end of period (1)                       475,223          308,711        308,711        308,711          313,435
Weighted average common shares
  outstanding during period (1)           336,463          308,711        308,711        311,034          313,435
Total assets at end of period           $ 111,792      $    59,518    $    55,824    $    37,175        $  34,787
Cash and cash equivalents               $   9,788      $     4,402    $    12,520    $     4,582        $   3,976
Investment securities                   $  22,759      $    16,015    $    11,922    $     6,507        $   4,822
Loans, net                              $  73,972      $    36,262    $    28,663    $    24,580        $  24,148
Deposits                                $ 101,332      $    54,245    $    50,793    $    33,299        $  31,032
Stockholders' equity                    $   9,423      $     4,854    $     4,386    $     3,744        $   3,563
Total loans before allowance
  for loan losses                       $  75,155      $    36,732    $    29,026    $    24,904        $  24,464
Allowance for loan losses               $   1,183      $       470    $       363    $       323        $     316
Nonperforming loans                     $   1,536      $       111    $        30    $       291        $     335
Nonperforming loans and other assets    $   1,797      $       111    $       126    $       299        $     532
Allowance for loan losses as a
  percentage of period-end total loans       1.57%            1.28%          1.25%          1.30%            1.29%
Allowance for loan losses as a
  percentage of nonperforming loans         77.02%          423.42%       1210.00%        111.00%           94.33%
Total nonperforming loans as a
  percentage of total loans                  2.37%            0.30%          0.10%          1.17%            1.37%
Total nonperforming loans as a
  percentage of total assets                 1.37%            0.19%          0.05%          0.78%            0.96%
Total nonperforming loans and
  real estate owned as a
  percentage of total assets                 1.61%            0.19%          0.23%          0.80%            1.53%


-----------------------

(1) Adjusted for the 2.5% stock dividends in shares of BLF Common Stock in 1992 through 1996.

RECENT DEVELOPMENTS

     On October 31, 1997, BLF closed the BLF/CNB merger. As a result of the transaction, the outstanding shares of CNB common stock were converted into an aggregate of 166,512 shares of BLF Common Stock. The BLF/CNB Merger has been accounted for as a purchase and, accordingly, amounts presented at Management's Discussion and Analysis of Financial Condition and Results of Operations include operating results of CNB from and after October 31, 1997 and its financial position as of December 31, 1997.


GENERAL

     BLF's principal asset is its ownership of Big Lake National Bank and Clewiston National Bank. Accordingly, BLF's results of operations are primarily dependent upon the results of operations of the Banks. As noted previously, BLF anticipates merging Clewiston National Bank into Big Lake National Bank in April, 1998. BLF conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). BLF's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon BLF's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, BLF's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

     Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of BLF at, and results of operations of BLF for the years ended,
December 31, 1997 and 1996.   This discussion should be read in conjunction
with the consolidated financial statements and related footnotes of BLF presented elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

         A national bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts under $47.8 million. Where net transaction deposit accounts exceed $47.8 million, the reserve requirements are $1,434,000 plus 10% of the amount over $47.8 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the OCC, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 1997 and 1996, Big Lake National Bank had liquidity ratios of 56.6% and 29.1%, respectively.

         BLF's principal sources of funds are those generated by the Banks, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.

         BLF uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 1997 and 1996, BLF had commitments to originate loans totaling $4.7 million and $2.4 million, respectively, and had issued but unused letters of credit of $103,000 and $74,000, respectively. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 1997 and 1996 totaled $39.1 million and $23.1 million, respectively. Management believes that BLF has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that BLF can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

         In accordance with risk capital guidelines issued by the OCC, Big Lake National Bank and Clewiston National Bank are required to maintain a minimum standard of total capital to risk-weighted assets of 8.0%. Additionally, the OCC requires banks to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to average assets. The leverage-capital ratio ranges from 3.0% to 5.0% based on the bank's rating under the regulatory rating system.

     The following table summarizes the regulatory capital levels and ratios for Big Lake National Bank and Clewiston National Bank:

                                                                              ACTUAL RATIOS
                                                                     ------------------------------
                                                                        BIG LAKE         CLEWISTON
                                                                       NATIONAL           NATIONAL       REGULATORY
                                                                         BANK               BANK         REQUIREMENT
                                                                     -----------        -----------      -----------
 AT DECEMBER 31, 1997
        TOTAL CAPITAL TO RISK-WEIGHTED ASSETS                             12.81%             15.57%         8.00%
        TIER I CAPITAL TO RISK-WEIGHTED ASSETS                            11.56%             14.32%         4.00%
        TIER I CAPITAL TO AVERAGE ASSETS - LEVERAGE ASSETS                 7.85%              8.81%         4.00%

 AT DECEMBER 31, 1996
        TOTAL CAPITAL TO RISK-WEIGHTED ASSETS                             12.12%             14.49%         8.00%
        TIER I CAPITAL TO RISK-WEIGHTED ASSETS                            10.87%             13.24%         4.00%
        TIER I CAPITAL TO AVERAGE ASSETS - LEVERAGE ASSETS                 7.37%              8.85%         4.00%




RESULTS OF OPERATIONS

      Net interest income, which constitutes the principal source of income for BLF, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts ("NOW accounts"), retail savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

      Net interest income was $3,287,000 for BLF for the year ended December 31, 1997, compared with $2,493,000 for the year ended December 31, 1996. This improvement in net interest income was a result of a higher volume of net interest-earning assets offset in part by a lower interest-rate spread.

      The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                             FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                             ----------------------
                                                                              1997      1996
                                                                             -------   ------
      Average equity as a percentage of average assets                       8.50%      8.01%
      Equity to total assets at end of period                                8.43%      8.16%
      Return on average assets                                               0.92%      0.98%
      Return on average equity                                              10.82%     12.26%
      Noninterest expense to average assets                                  3.98%      3.76%

        The rates and yields at the dates indicated were as follows:

                                                                    WEIGHTED AVERAGE YIELD OR RATE AT
                                                                    ---------------------------------
                                                                              DECEMBER 31,
                                                                           1997         1996
                                                                           ----         ----
      Loans                                                                  9.68%      9.49%
      Investment securities                                                  5.85%      6.00%
      Other interest-earning assets                                          5.13%      5.26%
      All interest-earning assets                                            8.45%      8.17%
      Savings deposits                                                       2.67%      3.11%
      NOW accounts                                                           2.62%      2.02%
      Money market deposits                                                  2.26%      2.24%
      Certificates of deposit                                                6.10%      5.30%
      All interest-bearing liabilities                                       4.73%      4.14%
      Interest-rate spread                                                   3.72%      4.03%



      The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of BLF from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) net interest margin. Average balances were based on average daily balances.

                                                                YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------
                                                     1997                                1996
                                          ------------------------------      -------------------------------
                                                     INTEREST    AVERAGE                   INTEREST    AVERAGE
                                           AVERAGE      AND       YIELD/       AVERAGE       AND        YIELD/
                                           BALANCE   DIVIDENDS     RATE        BALANCE    DIVIDENDS     RATE
                                           -------   ---------   -------       -------    ---------    -------
                                                                (Dollars in thousands)
Interest-earning assets:
      Loans(1)                           $ 44,735   $ 4,332      9.68%        $ 32,531    $ 3,087      9.49%
      Investment securities                16,765       981      5.85%          17,354      1,042      6.00%
      Other interest-earning assets(2)      3,470       178      5.13%           1,901        100      5.26%
                                         --------   -------                   --------    -------

          Total interest-earning assets    64,970     5,491      8.45%          51,786      4,229      8.17%
                                                    -------                               -------

Noninterest-earning assets                  6,549                                4,314
                                         --------                             --------
          Total assets                   $ 71,519                             $ 56,100
                                         ========                             ========

Interest-bearing liabilities:
      Demand, money market and
          NOW deposits                   $ 11,977       299      2.50%        $ 11,263        235      2.09%
      Savings                               6,066       162      2.67%           5,781        180      3.11%
      Certificates of deposit              28,556     1,742      6.10%          24,646      1,306      5.30%
      Other borrowings                         25         1      4.00%             247         15      6.07%
                                         --------   -------                   --------    -------
          Total interest-bearing
            liabilities                    46,624     2,204      4.73%          41,937      1,736      4.14%
                                                    -------                               -------

Noninterest-bearing liabilities            18,813                                9,670
Stockholders' equity                        6,082                                4,493
                                         --------                             --------
          Total liabilities and
            stockholders' equity         $ 71,519                             $ 56,100
                                         ========                             ========
Net interest/dividend income                        $ 3,287                               $ 2,493
                                                    =======                               =======
Interest-rate spread(3)                                          3.72%                                 4.03%
                                                                 ====                                  ====

Net interest margin(4)                                           5.06%                                 4.81%
                                                                 ====                                  ====

Ratio of average interest-earning assets
      to average interest-bearing
      liabilities                          139.35%                              123.49%
                                          =======                             ========

--------------
(1)       Includes nonaccrual loans.
(2) Includes interest-bearing deposits due from other banks and federal funds sold.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

         The following table sets forth certain information regarding changes in interest income and interest expense of BLF for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in interest rate (change in rate multiplied by prior volume), (2) changes in the volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume):


                                                                              YEAR ENDED DECEMBER 31,
                                                                                   1997 VS. 1996
                                                                             INCREASE (DECREASE) DUE TO
                                                                     -----------------------------------------
                                                                                          RATE/
                                                                        RATE     VOLUME   VOLUME      TOTAL
                                                                        ----     ------   ------      -----
                                                                               (Dollars in thousands)
Interest-earning assets:
    Loans                                                             $   63     $1,158   $    24   $ 1,245
    Investment securities                                                (27)       (35)        1       (61)
    Other interest-earning assets                                         (2)        83        (3)       78
                                                                      ------     ------   -------   -------

         Total                                                            34      1,206        22     1,262
                                                                      ------     ------   -------   -------


Interest-bearing liabilities:
    Demand, money market and NOW deposits                                 46         15         3        64
    Savings                                                              (26)         9        (1)      (18)
    Certificates of deposit                                              197        207        32       436
    Other borrowings                                                      (5)       (13)        4       (14)
                                                                      ------     ------   -------   --------

         Total                                                           212        218        38       468
                                                                      ------     ------   -------   -------

Net change in interest income                                         $ (178)    $  988   $   (16)  $   794
                                                                      ======     ======   =======   =======




COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

General

     Net earnings for the year ended December 31, 1997 were $658,000, or $1.96 per share, compared to net earnings of $551,000, or $1.79 per share, for the year ended December 31, 1996. Net earnings for 1997 versus 1996 were increased $107,000, or 19.4%. The favorable growth in earning assets was offset in part by higher costs associated with the merger of CNB and increases in other expenses for BLF related to its growth in lending.

Interest Income and Expense

     Interest income increased by $1,262,000 from $4,229,000 for the year ended December 31, 1996 to $5,491,000 for the year ended December 31, 1997. Interest income on loans increased $1,245,000 due to an increase in the average loan portfolio balance from $32.5 million for the year ended December 31, 1996 to $44.7 million for the comparable 1997 period, and an increase of 19 basis points in the weighted average yield of loans. Of the $12.2 million increase in the average loan portfolio balance, Clewiston National Bank accounted for $5.3 million, with the remainder of the increase of $6.9 million attributable to Big Lake National Bank. The favorable increase in the weighted average yield of loans was generated by Big Lake National Bank, which posted an increase of 26 basis points from 1996 to 1997, reflecting the increasing interest rate environment. Clewiston National Bank's weighted average yield for 1997 was 9.21% versus 9.75% for Big Lake National Bank. The inclusion of Clewiston National Bank for the two months ended December 31, 1997, depressed the BLF's weighted average yield of loans in 1997 by 7 basis points.

     Interest on investment securities decreased $61,000 due to a decrease in the average investment securities portfolio to $16.8 million in 1997 from $17.4 million in 1996 and a decrease in the average yield earned from 6.00% in 1996 to 5.85% in 1997. Interest on other interest-earning assets increased $78,000 due to an increase from $1.9 million in average other interest-earning assets in 1996 to $3.5 million in 1997, partially offset by a decline in the weighted average yield of 13 basis points. Of the $600,000 decrease in the average investment portfolio balance, the inclusion of Clewiston National Bank for the two months ended December 31, 1997, generated an increase of $1.2 million, which was offset by a decline at Big Lake National Bank of $1.8 million. The decline at Big Lake National Bank was due to the re-deployment of matured lower-yielding investments into higher yielding loans.

     Interest expense increased to $2,204,000 for the year ended December 31, 1997, from $1,736,000 for the year ended December 31, 1996. Interest expense on deposit accounts increased because of an increase in the average balance from $41.9 million in 1996 to $46.6 million in 1997 and an increase in the average rates paid on interest-bearing liabilities of 59 basis points. Of the $4.7 million increase in the average balances of interest-bearing liabilities, the inclusion of Clewiston National Bank for the two months ended December 31, 1997, generated an increase of $6.0 million, which was offset by a decline at Big Lake National Bank of $1.3 million. The decline at Big Lake National Bank was due to a change in mix that resulted in an increase in noninterest-bearing transaction accounts of $3.1 million. The increase in the weighted average interest rates paid on deposits resulted from a general increase in the interest rate environment and a shift into higher cost certificates of deposit.

Provision for Loan Losses

     The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by BLF, the amounts of nonperforming loans, general economic conditions, particularly as they relate to BLF's market area, and other factors related to the collectibility of BLF's loan portfolio. The increase in the provision from $132,000 for the year ended December 31, 1996 to $280,000 for the year ended December 31, 1997 was primarily due to the impact of acquiring CNB and its higher level of nonperforming loans. For the two months ended December 31, 1997, Clewiston National Bank recorded provisions for loan losses totaling $148,000 to strengthen its allowance for loan losses and address potential exposure from nonperforming loans. The increase in the allowance for loan losses is consistent with the increase in nonperforming loans from $111,000 at December 31, 1996, to $1,536,000 at December 31, 1997.

Other Income

     Total noninterest income increased $225,000. For the two months ended December 31, 1997, Clewiston National Bank posted income from service charges on deposit accounts of $76,000, which accounted for 45.0% of the total increase of $169,000. The remaining increase of $93,000 was attributable principally to the increase in transaction accounts of $3.1 million from December 31, 1996 to December 31, 1997. For the same period, Clewiston National Bank posted income from other fees totaling $3,000, and Big Lake National Bank reported an increase in other fees of $53,000, principally due to rebates for insurance and recoveries of operating losses.

Other Expense

     Total noninterest expense increased $735,000 to $2,847,000 for the year ended December 31, 1997 from $2,112,000 for the year ended December 31, 1996, primarily due to increases in compensation and employee benefits of $312,000, occupancy expense of $30,000, furniture and equipment expense of $59,000, and miscellaneous expenses of $334,000. For the two months ended December 31, 1997, Clewiston National Bank accounted for increases of $140,000, $17,000, $37,000, and $125,000, respectively. Merger-related expenses of $149,000 were recorded in 1997. The remaining increases of $267,000 were attributable to the overall growth at Big Lake National Bank, which included personnel additions in its lending function, expansion to its drive-in facilities at the main office, and the construction of a new operations center.


COMPARISONS OF YEARS ENDED DECEMBER 31, 1996 AND 1995

General

     Net earnings for the year ended December 31, 1996 were $551,000, or $1.79 per share, compared to net earnings of $550,000, or $1.78 per share, for the year ended December 31, 1995. Net earnings for 1996 versus 1995 were level due primarily to BLF's acquisition of its Lake Placid branch in late 1995. Favorable growth in earning assets was offset by higher costs including the amortization of goodwill and core deposit premiums.

Interest Income and Expense

     Interest income increased by $1,034,000 from $3,195,000 for the year ended December 31, 1995 to $4,229,000 for the year ended December 31, 1996. Interest income on loans increased $567,000 due to an increase in the average loan portfolio balance from $26.8 million for the year ended December 31, 1995 to $32.5 million for the comparable 1996 period, partially offset by a decrease of 22 basis points in the weighted average yield of total interest-earning assets. The decrease in the weighted average yield was due to a change in the composition of the interest-earning assets, which was associated with the acquisition of deposits at Lake Placid. The acquisition of the Lake Placid branch occurred late in 1995 resulting in little impact on the average yield for interest-earning assets in 1995; however, the composition of interest-earning assets at December 31, 1995, was substantially changed from the averages throughout 1995. Upon acquisition of the Lake Placid branch, BLF invested approximately $10.2 million of net proceeds from the assumption of deposits and liabilities into lower yielding assets. In 1996, as the funds from maturing investments were re-deployed into higher yielding loans, the weighted average yield on total interest-earning assets improved, but lagged 1995 results.

     Interest on investment securities increased $577,000 due to an increase in the average investment securities portfolio to $17.4 million in 1996 from $7.6 million in 1995 partially offset by a slight decrease in the average yield earned from 6.08% in 1995 to 6.00% in 1996. Interest on other interest-earning assets decreased $110,000 due to a decrease from $3.6 million in average other interest-earning assets in 1995 to $1.9 million in 1996 and a decrease in the weighted average yield of 55 basis points, primarily due to an overall declining interest rate environment.

     Interest expense increased to $1,736,000 for the year ended December 31, 1996, from $1,211,000 for the year ended December 31, 1995. Interest expense on deposit accounts increased because of an increase in the average balance from $26.7 million in 1995 to $41.9 million in 1996 and a slight increase in the average rates paid on interest-bearing liabilities of 6 basis points. The mix of deposits and the volume changes were impacted by the acquisition of $11.2 million in deposits by BLF in its purchase of the Lake Placid branch on December 15, 1995.

Provision for Loan Losses

     The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by BLF, the amounts of nonperforming loans, general economic conditions, particularly as they relate to BLF's market area, and other factors related to the collectibility of BLF's loan portfolio. The increase in the provision from $70,000 for the year ended December 31, 1995 to $132,000 for the year ended December 31, 1996 was primarily due to the increase in average loans outstanding for the same periods, from approximately $26.8 million in 1995 to $32.5 million in 1996, and an increase in nonperforming loans from $30,000 at December 31, 1995, to $111,000 at December 31, 1996.

Other Income

     Total noninterest income increased $71,000 primarily due to the acquisition of Lake Placid deposit accounts in 1995. The increase in service charges, fees, and commissions of $108,000 was partially offset by losses on the sale of other real estate owned totaling $8,000 versus a gain of $18,000 in the comparable period for 1995.

Other Expense

     Total noninterest expense increased $538,000 to $2,112,000 for the year ended December 31, 1996 from $1,574,000 for the year ended December 31, 1995, primarily due to increases in compensation and employee benefits of $274,000, amortization of goodwill and core deposit premiums of $84,000, and other operating expenses of $170,000 resulting primarily from the increased costs associated with the acquisition of the Lake Placid branch.


ASSET/LIABILITY MANAGEMENT

     A principal objective of BLF's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of an Asset and Liability Committee (the "ALCO Committee") which establishes policies and monitors results to control interest rate sensitivity.

     Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO Committee. The ALCO Committee uses internally generated reports to measure the Bank's interest rate sensitivity. From these reports, the ALCO Committee can estimate the net income effect of various interest rate scenarios.

     As a part of BLF's interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest rate sensitive" and monitors the bank's interest rate sensitivity "gap." An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of each bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment (on loans) and early withdrawal (of deposit accounts) levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

     Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. BLF's cumulative one-year gap at December 31, 1997 was a negative 7.39% of assets.

     The ALCO Committee's policy does not state a negative to positive cumulative one year gap range. However, BLF management anticipates that it will adopt a policy similar to that of CNB's policy, which states a cumulative one-year gap range of negative 20% to positive 20%.

     Principal among BLF's asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce BLF's exposure during periods of fluctuating interest rates. Management believes that the type and amount of BLF's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on BLF's net interest income. BLF seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. BLF's demand, money market, and NOW deposit accounts approximated 39.9% and 39.1% of total deposits at December 31, 1997 and 1996, respectively. These accounts bore a weighted average cost of deposits of 0.99% and 1.20% during the years ended December 31, 1997 and 1996, respectively. Management anticipates that these accounts will continue to comprise a significant portion of BLF's total deposit base. BLF also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 1997 and 1996, approximately 17.0% and 8.2%, respectively, of BLF's total assets consisted of cash and due from banks, federal funds sold, and short-term investment securities. In addition, at December 31, 1997 and 1996, Big Lake National Bank's liquidity ratio was approximately 56.6% and 29.1%, respectively. BLF also maintains a "floor," or minimum rate, on certain of its floating or prime based loans. These floors allow BLF to continue to earn a higher rate when the floating rate falls below the established floor rate.

     The following table sets forth certain information relating to BLF's interest-earning assets and interest-bearing liabilities at December 31, 1997 that are estimated to mature or are scheduled to reprice within the period shown:



                                                     UNDER        3 TO 12                      OVER
                                                    3 MONTHS       MONTHS      1-5 YEARS      5 YEARS        TOTALS
                                                    --------      -------      ---------      -------        ------
                                                                          (Dollars in thousands)


Federal funds sold                                 $    3,296    $       -     $       -      $      -     $   3,296
Loans  (1)                                             15,441       34,147        19,241         4,797        73,626
Securities (2)                                          5,140        4,351        12,929           339        22,759
                                                   ----------    ---------     ---------      --------     ---------

Total rate-sensitive assets                        $   23,877    $  38,498     $  32,170      $  5,136     $  99,681
                                                   ==========    =========     =========      ========     =========

Money market and NOW accounts (2)                  $   20,698    $       -     $       -      $      -     $  20,698
Savings accounts (2)                                   11,301            -             -             -        11,301
Certificates of deposit (2)                            18,411       20,230        10,899             -        49,540
                                                   ----------    ---------     ---------      --------     ---------

Total rate-sensitive liabilities                   $   50,410    $  20,230     $  10,899      $      -     $  81,539
                                                   ==========    =========     =========      ========     =========

Gap (repricing differences)                        $  (26,533)   $  18,268     $  21,271      $  5,136     $  18,142
                                                   ==========    =========     =========      ========     =========

Cumulative Gap                                     $  (26,533)   $  (8,265)    $  13,006      $ 18,142
                                                   ==========    =========     =========      ========

Cumulative GAP/total assets                            -23.73%       -7.39%        11.63%        16.23%
                                                    =========    =========     =========      ========

Total Assets                                                                                               $ 111,792
                                                                                                           =========


---------------------

(1) In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2) Excludes noninterest bearing deposit accounts. Money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates. Investments were scheduled through their contractual maturity dates.



FINANCIAL CONDITION

Lending Activities

     A significant source of income for BLF is the interest earned on loans.
At December 31, 1997, BLF's total assets were $111.8 million and its net loans were $74.0 million or 66.2% of total assets. At December 31, 1996, BLF's total assets were $59.5 million and its net loans were $36.2 million or 60.9% of total assets.

     Big Lake National Bank's primary market area consists of Okeechobee and Lake Placid, Florida, located in Okeechobee County and Highlands County, Florida, respectively. This region's economy is primarily dependent upon agriculture, light industry, and tourism. Okeechobee is located on the northern end of Lake Okeechobee in South Central Florida and is the seat of government for Okeechobee County. Okeechobee County has a diverse group of employers.
Lake Okeechobee, located in the southern portion of the County, is a 750 square mile lake bordered by four other counties. The lake serves as a tourist attraction. Big Lake National Bank's primary market area also includes Lake Placid, Florida, which is located approximately 70 miles east of Fort Myers in Highlands County. Agriculture is the main income producing industry around the city. The area also supports the citrus and cattle industries.

     Clewiston National Bank's primary market area consists of Clewiston, Florida, which is located approximately 56 miles southwest of Okeechobee. Clewiston is located in Hendry County. In the early 1980s, Hendry County was essentially a rural community, dependent on several seasonal or cyclical industries. As the Fort Myers and West Palm Beach business markets have experienced expansion over the past ten years, Hendry County's location between these two metropolitan areas has afforded relocation and business opportunities for industries desiring a proximate location to two of Florida's major growth regions.

     There is no assurance that the Okeechobee, Lake Placid or Clewiston communities will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or slow-down in general economic conditions could have an adverse effect on BLF.

     Lending activities are conducted pursuant to a written policy which has been adopted by BLF. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of Big Lake National Bank.

     The following table sets forth information concerning BLF's loan portfolio by type of loan at the dates indicated:

                                                                           AT DECEMBER 31,
                                                               -----------------------------------------
                                                                      1997                1996
                                                               ----------------    ---------------------
                                                                          % OF                  % OF
                                                                AMOUNT    TOTAL    AMOUNT       TOTAL
                                                               --------   -----    ------       -----
                                                                        (Dollars in thousands)
Real Estate loans                                              $ 58,455     77.3%   $29,149     79.2%
Installment loans                                                10,547     13.9      5,436     14.8
Commercial and all other loans                                    6,670      8.8      2,208      6.0
                                                               --------    -----    -------    -----
    Total loans                                                  75,672    100.0%    36,793    100.0%
                                                                           =====               =====

Less:

    Deferred loan and unearned fees                                 517                  61
         Allowance for loan losses                                1,183                 470
                                                               --------             -------
    Loans, net                                                 $ 73,972             $36,262
                                                               ========             =======

    The following table reflects the contractual principal repayments by period of BLF's loan portfolio at December 31, 1997 (excluding nonaccrual loans):

                                                  1 YEAR          1 THROUGH        AFTER
                                                  OR LESS          5 YEARS        5 YEARS       TOTAL
                                                  -------          -------        -------       -----
                                                                  (Dollars in thousands)
Real Estate loans                                 $18,815         $13,152        $25,733        $57,700
Installment loans                                   4,530           5,073            795         10,398
Commercial and all other loans                      3,649           1,602            725          5,976
                                                  -------         -------        -------        -------

    Total loans                                   $26,994         $19,827        $27,253        $74,074
                                                  =======         =======        =======        =======

Loans with maturities over one year:
    Fixed rate                                                                                  $17,787
    Variable rate                                                                                29,293
                                                                                                -------

    Total maturities greater than one year                                                      $47,080
                                                                                                =======


    The following table sets forth total loans originated and repaid during the periods indicated:

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                               --------------------
                                                                                1997           1996
                                                                                ----           ----
                                                                              (Dollars in thousands)
Originations:
    Real Estate loans                                                         $14,340        $8,769
    Installment loans                                                           6,080         3,918
    Commercial and all other loans                                              9,468           813
                                                                               ------        ------

         Total loans originated                                                29,888        13,500

    Acquisition of CNB loans                                                   34,726           -
    Principal reductions                                                       25,735         5,796
                                                                              -------        ------

    Increase in total loans                                                   $38,879        $7,704
                                                                              =======        ======





Asset Quality

    Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in BLF's loan portfolio are collateralized by residential and commercial real estate mortgages. As of December 31, 1997 and 1996, approximately 77.3% and 79.2%, respectively, of the total loan portfolio was collateralized by real estate of which 21.7% and 24.9% of the total loan portfolio was secured by commercial real estate as of December 31, 1997 and 1996, respectively. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 1997, total nonperforming assets were $1,797,000 or 1.6% of total assets, compared to $111,000 or 0.2% of total assets at December 31, 1996.

    In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending. In view of the relative significance of real estate related loans, a downturn in the value of the real estate could have an adverse impact on BLF's profitability. However, as part of its loan portfolio management strategy, BLF generally limits its loans to a maximum of 80% of the value of the underlying real estate as determined by appraisal. In addition, knowledgeable members of management make physical inspections of properties being considered for mortgage loans. Management believes that such precautions reduce BLF's exposure to the risk associated with a downturn in real estate values.

    Commercial loans also entail risks since repayment is usually dependent upon the successful operation of the commercial enterprise. They also are subject to adverse conditions in the economy. Commercial loans are generally riskier than mortgage loans because they are typically underwritten on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or guarantor to repay. Further, the collateral underlying a commercial loan may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.

    The repayment of consumer installment loans and other loans to individuals is closely linked to the economic conditions of the communities in which BLF operates (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Lending Activities"). For the most part, these local economies enjoy diverse labor forces. The majority of these consumer installment loans are secured by collateral which limits, to a degree, any loss BLF would suffer upon default.

    Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. BLF, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 1997:

         Real estate mortgage loans                  77.3%
         Installment loans                           13.9%
         Commercial loans and other loans             8.8%
                                                    ------
                                                    100.0%
                                                    ======

    The Loan Committee of the Board of Directors of Big Lake National Bank concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of BLF has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and nonperforming loans as early as possible.

Classification of Assets

    Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management's policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

    Real estate acquired by BLF as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO"). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred to OREO. Further allowances for losses in OREO are recorded at the time management believes additional deterioration in value has occurred.

    Management has adopted SFAS No. 114, which considers a loan to be impaired if it is probable that BLF will be unable to collect all amounts due under the contractual terms of the loan agreement. If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan's effective interest rate. As a practical expedient, however, the loan's value may be based on (i) the loan's market price or (ii) the fair value of the loan's collateral, less discounted estimated costs to sell, if the collateral is expected to be the sole source of repayment. If the value of the loan is less than the recorded investment in the loan, a loss should be recognized by recording a valuation allowance and a corresponding increase to the provision for loan losses charged to operating expenses.

    Situations may occur where (i) BLF receives physical possession of a debtor's assets regardless of whether formal foreclosure proceedings have been initiated or completed or (ii) the debtor has effectively surrendered control of the underlying collateral in contemplation of foreclosure. These situations are referred to as "in-substance foreclosures." SFAS No. 114 recognizes the practical problems of accounting for the operation of an asset the creditor does not possess, and states that a loan for which foreclosure is probable should continue to be accounted for as a loan.

    At December 31, 1997 and 1996, loans considered by management to be impaired or in-substance foreclosed totaled $1,163,000 and $-0-, respectively. The impaired loans for 1997 were also classified as nonaccrual loans.

    The following tables sets forth certain information on nonaccrual loans and real estate owned, the ratio of such loans and real estate owned to total assets as of the dates indicated, and certain other related information:

                                                                                        AT DECEMBER 31,
                                                                                     --------------------
                                                                                     1997             1996
                                                                                     ----             ----
                                                                                     (Dollars in thousands)
Nonaccrual loans:
    Real estate                                                                     $1,057           $  85
    Installment loans                                                                   59               -
    Commercial and all other loans                                                     413              26
                                                                                    ------           -----
         Total nonaccrual loans                                                      1,529             111

Accruing loans over 90 days delinquent                                                   7               -

Troubled debt restructurings                                                             -               -
                                                                                    ------           -----
         Total nonperforming loans                                                   1,536             111

Other real estate owned:
    Real estate acquired by foreclosure or
         deed in lieu of foreclosure                                                   261               -
                                                                                    ------           -----
    Total nonperforming loans and other real
         estate owned                                                               $1,797           $ 111
                                                                                    ======           =====

Total nonperforming loans as a percentage
    of total loans                                                                    2.37%           0.30%
                                                                                    ======           =====
Total nonperforming loans as a percentage
    of total assets                                                                   1.37%           0.19%
                                                                                    ======           =====
Total nonperforming loans and real estate
    owned as a percentage of total assets                                             1.61%           0.19%
                                                                                    ======           =====


A summary of the nonperforming loans and assets for the Banks at December 31, 1997, follows (dollars in thousands):

                                                                                   Big Lake       Clewiston
                                                                                   National       National
                                                                                     Bank           Bank
                                                                                 ----------     -----------
    Nonperforming loans                                                             $   366        $  1,170
    Nonperforming assets                                                                 28             233
                                                                                    -------        --------

         Total                                                                      $   394        $  1,403
                                                                                    =======        ========



Allowance for Loan Losses

     In originating loans, BLF recognizes that loan losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to attempt to maintain an adequate allowance for loan losses based on, among other things, BLF's historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan.
Management recognizes the greater inherent risks in connection with commercial and consumer lending. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses."

     Management continues to actively monitor BLF's asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. BLF's allowance for loan losses at December 31, 1996 was $470,000. BLF increased the allowance to $1,183,000 as of December 31, 1997 consistent with the increase in the loan portfolio and the rise in nonperforming loans as a percentage of total assets (principally from Clewiston National Bank). Management considers several factors in determining the reserves, including the favorable charge off history, the relatively low level of nonperforming assets, and the value of the underlying collateral. While total nonperforming loans as a percentage of total loans have increased to 2.37% at December 31, 1997, from 0.30% at December 31, 1996, management considers substantially all of the nonperforming loans to be adequately collateralized. Without expectation of any significant losses from the liquidation of the underlying collateral, management believes its net additions (excluding the allowance for loan losses acquired from CNB of $424,000) to the allowance for loan losses of $289,000 from December 31, 1996, to December 31, 1997, are adequate when compared with BLF's nonperforming loans and total loans.

     The following table sets forth information with respect to activity in BLF's allowance for loan losses during the periods indicated:

                                                                                       Year Ended
                                                                                       December 31
                                                                                 ----------------------
                                                                                 (Dollars in Thousands)
                                                                                   1997          1996
                                                                                  ------        ------
 Allowance at beginning of period                                                 $   470     $     363
                                                                                  -------     ---------
 Allowance for loan losses acquired from CNB                                          424             -
                                                                                  -------     ---------
 Charge-offs:
       Real estate loans                                                               16             8
       Installment loans                                                               36            23
       Commercial and all other loans                                                   2            15
                                                                                  -------     ---------
             Total loans charged-off                                                   54            46

 Recoveries                                                                            63            21
                                                                                  -------     ---------

             Net charge-offs                                                           (9)           25
                                                                                  -------     ---------

 Provision for loan losses charged to operating expenses                              280           132
                                                                                  -------     ---------

 Allowance at end of period                                                       $ 1,183     $     470
                                                                                  =======     =========

 Net charge-offs as a percentage of average
       loans outstanding                                                             0.02%         0.08%
                                                                                  =======     =========

 Allowance for loan losses as a percentage of period-end total loans                 1.57%         1.28%
                                                                                  =======     =========

 Allowance for loan losses as a percentage of nonperforming loans                   77.02%       432.42%
                                                                                  =======     =========

 Average loans outstanding, net                                                   $44,735     $  32,531
                                                                                  =======     =========

 Period-end total loans                                                           $75,155     $  36,732
                                                                                  =======     =========

     BLF classifies its loan portfolio for internal purposes as mortgage loans, installment loans and commercial loans. BFL prepares its quarterly computation of allowance for losses in this manner. The following table presents information regarding the BLF's total allowance for losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

                                                                                   AT DECEMBER 31,
                                                                      -------------------------------------------
                                                                              1997                    1996
                                                                      -------------------     --------------------
                                                                                   % OF                    % OF
                                                                                  LOANS TO                LOANS TO
                                                                                   TOTAL                   TOTAL
                                                                      AMOUNT       LOANS      AMOUNT       LOANS
                                                                      ------       -----      ------       -----
Mortgage loan system                                                  $  586       49.5%       $ 224       48.2%
Installment loan system                                                  327       27.6           86       12.5
Commercial loan system                                                   270       22.9          160       39.3
                                                                      ------      -----        -----      -----
   Total allowance for loan losses                                    $1,183      100.0%       $ 470      100.0%
                                                                      ======      =====        =====      =====






     The allowance for loan losses represented 1.57% of the total loans outstanding as of December 31, 1997, compared with 1.28% of the total loans outstanding as of December 31, 1996, which reflects the increase in nonperforming loans associated with the acquisition of CNB.

Investment Securities

     BLF's investment securities portfolio at December 31, 1997 primarily
consisted of United States Government agency obligations.   The following table
sets forth the amortized cost of the BLF's investment portfolio at the dates indicated:

                                                                                           AT DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1997             1996
                                                                                     ----             ----
                                                                                     (DOLLARS IN THOUSANDS)
Investment securities:
  Available-for-sale:
     U.S. Government agency obligations                                           $21,484            $15,237
     Mortgage-backed securities                                                       250                  -
     Obligations of states and municipalities                                          95                  -
     Other securities                                                                 138                 92
                                                                                  -------            -------
         Total available-for-sale                                                  21,967             15,329

  Held-to-maturity:
     Obligations of states and municipalities                                         801                801
                                                                                  -------            -------
     Total investment securities, at amortized cost                               $22,768            $16,130
                                                                                  =======            =======





     The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

                                                    AFTER ONE YEAR     AFTER FIVE YEARS
                               ONE YEAR OR LESS      TO FIVE YEARS        TO TEN YEARS         AFTER TEN YEARS          TOTAL
                             --------------------  -------------------  -------------------   ------------------   -----------------
                              CARRYING    AVERAGE  CARRYING    AVERAGE  CARRYING    AVERAGE   CARRYING   AVERAGE   CARRYING  AVERAGE
                               VALUE       YIELD     VALUE       YIELD    VALUE      YIELD      VALUE     YIELD      VALUE    YIELD
                            ----------    -------  -------     -------   --------   -------    -------    -------  -------   -------
                                                                      (Dollars in thousands)
December 31, 1997:
    U.S. Government and
      agency securities      $  9,027     5.68%   $12,480      5.86%    $    -       0.00%    $   218     5.82%    $21,725    5.78%
    Obligations of states
      and municipalities          245     6.79%       450      6.02%        50       4.80%        151     6.95%        896    6.32%
    Other securities                -     0.00%         -      0.00%         -       00.0%        138     4.16%        138    4.16%
                             --------     ----    -------               ------                -------              -------

         Total               $  9,272     5.71%   $12,930      5.87%    $   50       4.80%    $   507     5.70%    $22,759    5.79%
                             ========             =======               ======                =======              =======

December 31, 1996:
    U.S. Government and
      agency securities      $    501     6.27%   $14,622      5.89%    $    -          -%    $     -        -%    $15,123    5.90%
    Obligations of states
      and municipalities            -        -%       600      6.06%        50       4.80%        151     6.95%        801    6.15%
    Other securities                -        -%         -         -%         -          -%         92     3.89%         92    3.89%
                             --------             -------               ------                -------              -------

         Total               $    501     6.27%   $15,222      5.90%    $   50       4.80%    $   243     5.79%    $16,016    5.90%
                             ========             =======               ======                =======              =======






Deposit Activities

     Deposits are the major source of BLF's funds for lending and other investment purposes. Deposits are attracted principally from within BLF's primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more) and retirement savings plans.

     Maturity terms, service fees and withdrawal penalties are established by BLF on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Supervision, Regulation and Governmental Policy -- Capital Requirements." As of December 31, 1997, Big Lake National Bank and Clewiston National Bank each met the definition of a "well capitalized" depository institution.

     The following table shows the distribution of, and certain other information relating to, BLF's deposit accounts by type:

                                                                        AT DECEMBER 31,
                                                                        ---------------
                                                               1997                          1996
                                                      --------------------------     ---------------------
                                                                     % OF                           % OF
                                                      AMOUNT        DEPOSIT          AMOUNT        DEPOSIT
                                                      ------        -------          ------        -------
                                                                   (Dollars in  thousands)
 Demand deposits                                     $  19,793         19.5%         $ 10,083         18.6%
 NOW deposits                                           13,807         13.6             6,860         12.6
 Money market deposits                                   6,891          6.8             4,297          7.9
 Savings deposits                                       11,301         11.2             6,492         12.0
                                                     ---------         ----          --------         ----

       Subtotal                                         51,792         51.1            27,732         51.1
                                                     ---------         ----          --------         ----






 Certificates of deposit:
       4.00% - 4.99%                                    14,983         14.8            11,868          21.9
       5.00% - 5.99%                                    21,363         21.1             9,457          17.4
       6.00% - 6.99%                                    12,640         12.5             4,834           8.9
       7.00% - 7.99%                                       554           .5               354            .7
                                                    ----------        -----          --------         -----

       Total certificates of deposit (1)                49,540         48.9            26,513          48.9
                                                    ----------         ----          --------         -----
       Total deposits                               $  101,332        100.0%         $ 54,245         100.0%
                                                    ==========        =====          ========         =====

__________________________

(1) Includes individual retirement accounts ("IRAs") totaling $3,650 and $252 at December 31, 1997 and 1996, respectively, all of which are in the form of certificates of deposit.


     The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

                                                   YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------
                                              1997                        1996
                                      --------------------         ---------------------
                                      AVERAGE      AVERAGE         AVERAGE      AVERAGE
                                      BALANCE        RATE          BALANCE        RATE
                                      -------     ----------       -------      --------
                                                   (Dollars in thousands)
Demand, money market
  and NOW                            $ 30,144         0.99%        $ 19,755        1.20%
Savings deposits                        6,066         2.67%           5,781        3.11%
Certificates of deposit                28,556         6.10%          24,646        5.30%
                                     --------                      --------

         Total deposits              $ 64,766         3.40%        $ 50,182        3.43%
                                     ========                      ========


     BLF does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on BLF. Management believes that substantially all of BLF's depositors are residents in its primary market areas. BLF currently does not accept brokered deposits. As shown in the tables below, a significant amount of BLF's certificates of deposit will mature during the year ending December 31, 1998. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, BLF management anticipates that substantially all of BLF's certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, BLF management does not believe that the maturity of BLF's certificates of deposit during the year ending December 31, 1998, will have a material adverse effect on BLF's liquidity. However, if BLF is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on BLF's net income.

     The following tables present by various interest rate categories the amounts of certificates of deposit at December 31, 1997 and 1996 which mature during the periods indicated:


                                                                        YEAR ENDING DECEMBER 31,
                                                         --------------------------------------------------

                                                         1998     1999    2000     2001     2002      TOTAL
                                                         ----     ----    ----     ----     ----      -----
                                                                       (Dollars in thousands)
At December 31, 1997:

     4.00% -  4.99%                                     $14,734  $  160   $    1  $   86    $    2  $14,983
     5.00% -  5.99%                                      14,415   4,291      631     715     1,311   21,363
     6.00% -  6.99%                                       9,710     484    1,076     456       914   12,640
     7.00% -  7.99%                                         198     161      195       -         -      554
                                                        -------  ------   ------  -------   ------  -------

     Total certificates of deposit                      $39,057  $5,096   $1,903  $1,257    $2,227  $49,540
                                                        =======  ======   ======  ======    ======  =======



                                                                        YEAR ENDING DECEMBER 31,
                                                         --------------------------------------------------

                                                         1997     1998    1999     2000     2001      TOTAL
                                                         ----     ----    ----     ----     ----      -----
                                                                       (Dollars in thousands)
At December 31, 1996:

     4.00% -  4.99%                                     $11,626  $  193     $ 49    $  -     $   -    $11,868
     5.00% -  5.99%                                       7,272   1,207      445      62       471      9,457
     6.00% -  6.99%                                       4,175     272      111      59       217      4,834
     7.00% -  7.99%                                          44       -      206     104         -        354
                                                       --------  ------     ----    ----     -----    -------

     Total certificates of deposit                      $23,117  $1,672     $811    $225     $ 688    $26,513
                                                        =======  ======     ====    ====     =====    =======


Jumbo certificates ($100,000 and over) mature as follows:

                                                                                   AT DECEMBER 31,
                                                                           ------------------------------
                                                                           1997                     1996
                                                                           ----                     ----
                                                                                (Dollars in thousands)

Due in three months or less                                                $2,639                  $1,835
Due from three months to one year                                           2,840                   1,767
Due from twelve months to three years                                         515                     300
Due over three years                                                          258                       -
                                                                           ------                  ------

                                                                           $6,252                  $3,902
                                                                           ======                  ======






     The following table sets forth the net deposit flows of BLF during the periods indicated:


                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                          1997                1996
                                                                          ----                ----
                                                                           (Dollars in thousands)
Net increase (decrease) before interest credited                        $ 2,471             $ 1,673
Net interest credited                                                     1,965               1,779
                                                                        -------             -------
         Net deposit increase (decrease)                                $ 4,436             $ 3,452
                                                                        =======             =======


IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and related financial data concerning BLF presented in this Proxy Statement have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of BLF is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.


FUTURE ACCOUNTING REQUIREMENTS

     SFAS No. 125 and its amendment SFAS No. 127 apply to certain transfers and servicing of financial assets and extinguishments of liabilities effective January 1, 1997 (except as deferred by SFAS No. 127). BLF has not transferred and serviced significant financial assets nor does it anticipate that these Statements will have any material impact on the financial statements of BLF.

     SFAS Nos. 128 and 129 addressing earnings per share and disclosure of information about the capital structure, respectively, are effective for BLF's financial statements issued after December 15, 1997. SFAS No. 128 establishes standards for the computation and presentation of earnings per share ("EPS"). This statement is not expected to have a material impact on the financial statements of BLF. SFAS No. 129 requires only additional disclosure and will not have any material impact on the financial statements of BLF. Two other accounting pronouncements, SFAS Nos. 130 and 131, which address reporting of comprehensive income and business segments, respectively, also become effective for financial statements issued after December 15, 1997. Likewise, these statements are not expected to have any material impact on BLF's financial position, results of operations, or disclosures presented herein.

ITEM 7.          FINANCIAL STATEMENTS

     The financial statements of BLF as of and for the years ended December 31, 1997 and 1996 are set forth in this Form 10-KSB as Exhibit 13.1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     BLF does not have any securities registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934 and, accordingly, is not subject to Section 16(a) of the Act.

     Board of Directors. The Board of Directors of BLF currently consists of seven directors, divided into three classes. Each director is elected to serve for a three-year term or until his or her successor is elected. Each director of BLF currently also serves as a director of Big Lake National Bank. The following table sets forth certain information with respect to the directors of
BLF:

                                       DIRECTOR OR OFFICER                           PRINCIPAL OCCUPATION
                                        OF BLF OR BIG LAKE       DIRECTOR                AND BUSINESS
                                          NATIONAL BANK            TERM                EXPERIENCE DURING
             NAME AND AGE                       SINCE            EXPIRES                 PAST FIVE YEARS
      --------------------------      ---------------------      -------      -----------------------------------
 John W. Abney, Sr., 47                        1986                1999       Building Contractor

 John B. Boy, Jr., 44                          1997                1998       CPA

 Mary Beth Cooper, 49                          1986                1999       Homemaker

 H. G. Culbreth, Jr., 52                       1986                1998       Auto Franchise Dealer

 Curtis S. Fry, 59                             1997                2000       Business Owner

 Henry C. Kelly, 80                            1986                2000       Retired

 Joe G. Mullins, 58                            1988                1998       President, Big Lake National Bank

 Thomas A. Smith, 61                           1997                2000       Agricultural/Citrus Owner

 Bobby H. Tucker, 48                           1993                1998       Real Estate Broker

 Edwin E. Walpole, III, 62                     1986                1999       Business Owner


     Executive Officers. BLF has four officers: Edwin E. Walpole, III (Chairman, President and Chief Executive Officer), Joe G. Mullins (Executive Vice President and Chief Administrative Officer), Mary Beth Cooper (Secretary), and Anita DeWitt (Treasurer), of which only Messrs. Walpole and Mullins are executive officers. The officers of BLF and Big Lake National Bank serve at the pleasure of the Board of Directors of BLF and Big Lake National Bank, respectively. The following sets forth information regarding the executive officers of Big Lake National Bank.

                                                                        PRINCIPAL OCCUPATION
                                                                             AND BUSINESS
                                                                          EXPERIENCE DURING
NAME AND AGE                                                                PAST FIVE YEARS
------------                               -------------------------------------------------------------------------------
Joe G. Mullins, 58                         President, Big Lake National Bank

Anita DeWitt, 36                           Vice President/Operations Officer, Big Lake National Bank

Rick Justice, 36                           Senior Lending Officer/Vice President of the Bank (September 1995 to present);
                                           Vice President/Commercial Lender of SouthTrust Bank (February 1995 to
                                           September 1995); Commercial Lender of Pikeville National Bank (July 1994 to
                                           February 1995); Vice President/Loan Officer of Citizens Bank of Frostproof
                                           (July 1993 to July 1994); and Assistant Vice President/Business Banker (June
                                           1987 to July 1993) of Barnett Bank/First Florida Bank.

Brenda Mathews, 44                         Vice President/Marketing Director of the Bank (January 1996 to present); Vice
                                           President/Correspondent Relations of Independent Bankers' Bank of Florida
                                           (December 1994 to January 1996); President and Chief Operating Officer of
                                           Governors Bank (December 1991 to December 1994).

ITEM 10.         EXECUTIVE COMPENSATION

     The table below sets forth certain information with respect to compensation paid by Big Lake National Bank to Mr. Mullins (the Executive Vice President and Chief Administrative Officer of BLF and the President and Chief Executive Officer of Big Lake National Bank) during the years presented. No executive officer of Big Lake National Bank received a total salary and bonus in excess of $100,000 in 1996.

                                                                 ANNUAL COMPENSATION
                                ------------------------------------------------------------------------------
    NAME AND                                                              OTHER ANNUAL          ALL OTHER
PRINCIPAL POSITION              YEAR          SALARY         BONUS        COMPENSATION        COMPENSATION (1)
------------------              ----        ---------       -------      -------------        ----------------
Joe G. Mullins                  1997        $105,000      $      -            $  -              $ 3,381
Executive Vice Presiden
and Chief Administrative        1996        $ 96,000      $      -            $  -              $ 1,419
Officer of BLF and the
President and Chief             1995        $ 91,500      $  3,897            $  -              $ 2,689
Executive Officer of Big
Lake National Bank


------------------

(1) Represents amounts contributed by Big Lake National Bank to Mr. Mullins' account pursuant to the Big Lake National Bank Profit Sharing Plan.

     Directors of BLF are not paid any fees for meetings of BLF. Directors of Big Lake National Bank and Clewiston National Bank are paid monthly fees of $350, with the Chairman of Big Lake National Bank receiving $450. Directors of Big Lake National Bank are also paid $75 for each committee meeting.

     Stock Option Plan. BLF has a stock option plan. The plan authorizes the issuance of options for approximately 18,213 shares to certain BLF directors. As of December 31, 1997, options exercisable for an aggregate of approximately 18,213 shares of BLF Common Stock were outstanding and held by certain Big Lake National Bank directors at an exercise price of $10.00 per share. The options terminate June 30, 1998.



         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES

                                                                   NUMBER OF
                                                                   SECURITIES                VALUE OF
                                                                   UNDERLYING              UNEXERCISED
                                 SHARES                           UNEXERCISED              IN-THE-MONEY
                                ACQUIRED                          OPTIONS/SARS             OPTIONS/SARS
                                   ON             VALUE          AT FY-END (#)             AT FY-END($)
                                 EXERCISE        REALIZED         EXERCISABLE/             EXERCISABLE/
            NAME                   (#)             ($)           UNEXERCISABLE            UNEXERCISABLE
            ----                --------         --------        -------------            -------------
 Joe G. Mullins                    ---             ---             3,035/-0-               $33,385/$-0-


     Profit Sharing Plan. Big Lake National Bank has adopted a 401(k) Profit Sharing Plan. Employees are eligible to participate after meeting certain length of service requirements. Each year, participants may elect to defer up to 15% of compensation instead of receiving that amount in cash. Big Lake National Bank may contribute a percentage amount provided that only salary reductions up to 6% of compensation will be considered. Big Lake National Bank also may contribute a discretionary amount. Amounts deferred by participants are fully vested. Contributions by Big Lake National Bank vest based upon percentage amounts of 20% to 100% over three to seven years of service.

     Clewiston National Bank sponsors a defined contribution pension plan that covers substantially all employees. Clewiston National Bank funds the annual expense through contributions to the plan. A favorable determination letter has been received from the Internal Revenue Service that the plan is qualified.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

Directors and Executive Officers

     The following table sets forth the beneficial ownership of outstanding shares of BLF Common Stock as of December 31, 1997 by BLF's current directors, and by current directors and executive officers as a group:

   NAME OF INDIVIDUAL                                 AMOUNT/NATURE OF               PERCENT
(AND ADDRESS OF 5% OWNER)                          BENEFICIAL OWNERSHIP(1)           OF CLASS
-------------------------                          --------------------              --------
John W. Abney, Sr.                                        9,983 (2)                    2.02%

John B. Boy, Jr.                                          2,963 (9)                     .06%

Mary Beth Cooper                                          4,345                         .09%

H. Gilbert Culbreth, Jr.                                 14,454 (3)                    2.93%

Curtis S. Fry                                            50,023 (7)                   10.14%
111 North San Benito Street
Clewiston, FL 33440

Henry C. Kelly                                           50,365 (4)                   10.21%
P.O. Box 176
Okeechobee, FL  34973-0176

Joe G. Mullins                                           12,397                        2.51%

Thomas A. Smith                                          13,579 (8)                    2.75%

Bobby H. Tucker                                             920 (5)                     .02%

Edwin E. Walpole III                                     62,154 (6)                   12.60%
P.O. Box 1177
Okeechobee, FL  34973-1177

All directors and executive
officers as a group (12 persons)                        221,953                       44.98%

--------------------

(1) Information related to beneficial ownership is based upon information available to BLF and also includes as to each director the number of shares listed below, which represents shares the individual has the right to acquire pursuant to presently exercisable options:

                 Name of Individual                Number of Shares
                 ------------------                ----------------
                 John W. Abney, Sr.                     3,035.49
                 Mary Beth Cooper                       3,035.49
                 H. Gilbert Culbreth, Jr.               3,035.49
                 Henry C. Kelly                         3,035.49
                 Joe G. Mullins                         3,035.49
                 Edwin E. Walpole, III                  3,035.49
                                                       ---------
                                                       18,212.94
                                                       =========


(2) Includes 618 shares held in trust for his children, 563 shares held by a company owned by him and 5,767 shares held as trustee
(3) Includes 110 shares held jointly with his son, 5,655 shares held by a company owned by him, and 6,010 shares held jointly with his spouse
(4)   Includes 13,451 shares held in trust
(5)   Shares held jointly with spouse
(6) Includes 1,129 shares held by a company owned by him, 28,265 shares held by his individual retirement account, and 1,102 shares held jointly with his daughter
(7) Includes 1,200 shares held jointly with his daughter, 1,200 shares held jointly with his daughter, 17,155 held by a company owned by him, and 355 shares held jointly with his spouse
(8) Includes 13,232 shares held jointly with his spouse, and 347 shares held jointly with his son
(9)   Includes 2,626 shares held jointly with his spouse


Other Principal Shareholders

     In addition to Messrs. Walpole and Kelly, the following are the only individuals beneficially owning more than 5% of BLF Common Stock on December 31, 1997:

       NAME AND ADDRESS                                     AMOUNT - NATURE OF
            OF OWNER                                       BENEFICIAL OWNERSHIP          PERCENT OF CLASS
      ---------------------                                --------------------         ------------------
         Robert L. Mace                                         39,028                        7.909%
         c/o Fijian RV Park
         6500 Hwy 441 S.
         Okeechobee, FL 34974


ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         BLF has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of its directors and executive officers and their associates. As of December 31, 1997, the directors and executive officers of BLF and their associates, as a group, were indebted to BLF in the aggregate amount of approximately $2,372,000. All loans included in such transactions were made in the ordinary course of business, on substantially the same terms (including interest rate and collateral) as those prevailing at the time for comparable transactions with other persons, and in the opinion of management of BLF did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

         (a)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

             1.  FINANCIAL STATEMENTS

                  Independent Auditors' Report
                  Consolidated Balance Sheets as of December 31, 1997 and 1996
                  Consolidated Statements of Operations for the three years ended December 31, 1997
                  Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1997
                  Consolidated Statements of Cash Flows for the three years ended December 31, 1997
                  Notes to Consolidated Financial Statements


             2.  FINANCIAL STATEMENT SCHEDULES

                 All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

             3.  EXHIBITS

                        3.1 - Restated Articles of Incorporation of Big Lake Financial Corporation (Incorporated by reference to Exhibit 3.1 to BLF's Registration Statement No. 333-30779 (the "Registration Statement"))

                        3.2 - Bylaws of Big Lake Financial Corporation (Incorporated by reference to Exhibit 3.2 to the
                              Registration Statement)

                        4.1 - Specimen Stock Certificate of Big Lake Financial Corporation (Incorporated by reference to Exhibit
                              4.1 to the Registration Statement)

                       10.1 - Big Lake Financial Corporation 1987 Stock Option Plan and amendment thereto (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*

                       10.2 - Lease dated December 11, 1989 between AAA Warehouse, Inc. and Clewiston National Bank and
                              Amendment thereto dated November 28, 1995 (Incorporated by reference to Exhibit 10.2 to the
                              Registration Statement)




          10.3  -  Lease dated April 1, 1981 between Earl R. Gamer and Clewiston National Bank and Modification
                   and Lease Extension Agreement thereto dated April 1, 1996 (Incorporated by reference to
                   Exhibit 10.3 to the Registration Statement)

          23.1  -  Consent of Stevens, Thomas, Schemer & Sparks, P.A.

          21    -  List of Subsidiaries of Big Lake Financial Corporation

          27    -  Financial Data Schedule

     (b)   REPORTS ON FORM 8-K

           No Current Reports on Form 8-K were filed by BLF during the last fiscal quarter covered by this report.

------------

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Okeechobee, State of Florida, on the 17th day of March, 1998.

                                            BIG LAKE FINANCIAL CORPORATION


                                            /s/  Edwin E. Walpole, III
                                            --------------------------------
                                            Edwin E. Walpole, III
                                            Chairman, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 17, 1998.


SIGNATURE                                             TITLE
---------                                             -----
/s/   Edwin E. Walpole, III                           Chairman of the Board,
---------------------------------------               President and Chief Executive
      Edwin E. Walpole, III                           Officer and Director


/s/   Anita DeWitt                                    Treasurer (Principal Financial Officer
----------------------------------------              and Principal Accounting Officer)
      Anita DeWitt


/s/   Joe G. Mullins                                  Executive Vice President
---------------------------------------               and Chief Administrative
      Joe G. Mullins                                  Officer and Director


/s/   John W. Abney, Sr.                              Director
----------------------------------------
      John W. Abney, Sr.

/s/   Mary Beth Cooper                                Director
----------------------------------------
      Mary Beth Cooper


/s/   H. Gilbert Culbreth, Jr.                        Director
----------------------------------------
      H. Gilbert Culbreth, Jr.


/s/   Henry C. Kelly                                  Director
----------------------------------------
      Henry C. Kelly


/s/   Bobby H. Tucker                                 Director
----------------------------------------
      Bobby H. Tucker


                         Big Lake Financial Corporation
                                  Form 10-KSB
                    For Fiscal Year Ending December 31, 1997

                                 EXHIBIT INDEX

Exhibit                                                                                               Page
  No.                                              Exhibit                                             No.
-------                   ------------------------------------------------------                      -----
13.1                      Big Lake Financial Corporation 1997 Annual
                          Report

21.1                      Subsidiaries of the Registrant

23.1                      Consent of Stevens, Thomas, Schemer & Sparks, P.A.

27.1                      Financial Data Schedule (for SEC use only)
