Form 10QSB
period 1998-03-31
BIG LAKE FINANCIAL CORP
filed 1998-05-13
CIK 789561

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                         --------------------------

                                  FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                       15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the Quarterly Period Ended March 31, 1998
                      Commission File Number 333-30779

                         --------------------------

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



                         --------------------------


                                 (941) 467-4663
                                 --------------
             (Registrant's telephone number including area code)


                         --------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock:

                Class                         Outstanding as of May 12, 1998
             ----------                      ---------------------------------
            Common Stock                                486,815
      Par Value $0.01 per share

                       BIG LAKE FINANCIAL CORPORATION

             FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 1998

                                    INDEX


                                                                                                  PAGE
                                                                                                  NUMBER
PART I:  FINANCIAL INFORMATION

         ITEM 1: FINANCIAL STATEMENTS:
                 Consolidated Balance Sheets as of March 31, 1998
                 (unaudited) and December 31, 1997                                                    1

                 Consolidated Statements of Income for the three months
                 ended March 31, 1998 and 1997 (unaudited)                                            2

                 Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1998 and 1997 (unaudited)                                            3

                 Notes to Consolidated Financial Statements (unaudited)                               4-8

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                            9-12

PART II:  OTHER INFORMATION                                                                           13

SIGNATURES                                                                                            14

PART I:  FINANCIAL INFORMATION
     ITEM 1:  FINANCIAL STATEMENTS

                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)




                                                                              March 31, 1998   December 31, 1997*
                                                                              --------------   ------------------
                                                                               (Unaudited)
ASSETS
Cash and due from banks                                                          $  4,990       $  6,492
Federal funds sold                                                                 11,385          3,296
Investment securities:
    Available-for-sale at fair value                                               21,415         21,958
    Held-to-maturity at amortized cost                                                600            801
Loans receivable less allowance for credit
    losses                                                                         72,437         73,972
Accrued interest receivable                                                           678            813
Bank premises and equipment - net                                                   2,566          2,626
Intangible assets                                                                     595            616
Deferred income taxes                                                                 566            424
Other assets                                                                        1,052            794
                                                                                 --------       --------
        TOTAL                                                                    $116,284       $111,792
                                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing                                                          $ 21,877       $ 19,793
    Interest-bearing                                                               83,930         81,539
                                                                                 --------       --------
        Total deposits                                                            105,807        101,332

Accrued interest on deposits                                                          511            755
Other accrued expenses and liabilities                                                310            282
                                                                                 --------       --------
        Total liabilities                                                         106,628        102,369
                                                                                 --------       --------
Commitments and contingencies                                                           -              -
                                                                                 --------       --------
Stockholders' equity:
    Common stock                                                                        5              5
    Additional paid-in capital                                                      7,085          6,855
    Retained earnings                                                               2,569          2,569
    Unrealized loss on available-for-sale securities                                   (3)            (6)
                                                                                 --------       --------
        Total stockholders' equity                                                  9,656          9,423
                                                                                 --------       --------
        TOTAL                                                                    $116,284       $111,792
                                                                                 ========       ========
Book value per common share                                                      $  19.84       $  19.36
                                                                                 ========       ========
Common shares outstanding, adjusted for stock dividend                            486,815        486,815
                                                                                 ========       ========




*Condensed from December 31, 1997, audited balance sheet



     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                                     For the three months ended
                                                                                              March 31
                                                                                      ------------------------
                                                                                         1998           1997
                                                                                      --------      ----------
Interest and fees on loans                                                          $   1,734       $    887
Investment income on investment securities                                                280            236
Other interest income                                                                     166             34
                                                                                    ---------       --------
      Total interest income                                                             2,180          1,157

Interest expense on deposits                                                              852            442
                                                                                    ---------       --------

      Net interest income before provision for credit losses                            1,328            715

Provision for credit losses                                                                48             24
                                                                                    ---------       --------

      Net interest income                                                               1,280            691
                                                                                    ---------       --------

Fees and service charges                                                                  255            156
Other income                                                                               25             24
                                                                                    ---------       --------

      Total other income                                                                  280            180
                                                                                    ---------       --------

Other expenses:
   Salaries and employee benefits                                                         572            297
   Expenses of bank premises and fixed assets                                             155             77
   Other operating expenses                                                               468            238
                                                                                    ---------       --------

      Total other expenses                                                              1,195            612
                                                                                    ---------       --------

Income before provision for income taxes                                                  365            259

Provision for income taxes                                                                128             87
                                                                                    ---------       --------

Net income                                                                          $     237       $    172
                                                                                    =========       ========
Earnings per share                                                                  $    0.49       $   0.54
                                                                                    =========       ========
Weighted average common shares outstanding during period                              486,815        316,241
                                                                                    =========       ========





    The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                      For the three months ended March 31,
                                                                      ------------------------------------
                                                                              1998           1997
                                                                              ----           ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $   294        $   367
                                                                            -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in:
      Investment securities                                                     750            248
      Loans                                                                   1,285         (3,326)
      Other real estate                                                        (202)             0
   Purchases of premises and equipment, net                                      (8)           (38)
                                                                            -------        -------

      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        1,825         (3,116)
                                                                            -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                   4,475          3,131
   Cash paid in lieu of fractional shares                                        (7)             0
                                                                            -------        -------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                               4,468          3,131
                                                                            -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     6,587            382

CASH AND CASH EQUIVALENTS AT JANUARY 1                                        9,788          4,402
                                                                            -------        -------

CASH AND CASH EQUIVALENTS AT MARCH 31                                       $16,375        $ 4,784
                                                                            =======        =======





    The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 1998

NOTE 1 - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Big Lake Financial Corporation (the "Company") and its wholly owned subsidiaries Big Lake National Bank and Clewiston National Bank (the "Banks"). The information contained in the financial statements is unaudited. In the opinion of management, all adjustments have been made (consisting only of normal recurring accruals) necessary to present a fair statement of the results for interim periods. The results for interim periods are not necessarily indicative of trends or results which may be expected for a full year. It is suggested that these financial statements and notes be read in conjunction with the Company's financial statements for the year ended December 31, 1997.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for losses on loans and foreclosed real estate. Such agencies may require the Banks to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Management does not anticipate that the allowances for credit losses on loans and foreclosed real estate will change materially in the near term.

Fair Value of Financial Instruments

Financial instruments of the Company consist of cash, due from banks, federal funds sold, investment securities, loans receivable, accrued interest receivable, deposits, accrued interest payable, and off-balance sheet commitments such as commitments to extend credit and standby letters of credit. On an interim basis, management considers the cost of providing estimated fair values by each class of financial instrument to exceed the benefits derived.
In management's opinion, the carrying amount of financial instruments approximates fair value.

Investment Securities

The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 applies to all debt securities and to equity securities that have readily determinable fair values. SFAS 115 requires the Company to carry its securities classified "available-for-sale" at fair market value. The Banks' investments in securities are classified in two categories and accounted for as follows:

                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 1998


NOTE 1 - ACCOUNTING POLICIES (Continued)

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

Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of securities available-for- sale are determined using the specific-identification method.

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

Loans

Loans are stated at unpaid principal balances, less the allowance for credit losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method. Nonrefundable loan fees and certain direct loan origination costs are deferred and the net amount is recognized into income over the life of the loans as a yield adjustment.

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

The allowance for credit losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other information. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 1998

NOTE 1 - ACCOUNTING POLICIES (Continued)

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method over the estimated useful lives of the assets. For income tax purposes, the Company utilizes straight-line and accelerated depreciation methods.

Other Real Estate

Foreclosed real estate includes formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Banks have taken possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at the lower of the Banks' cost or the asset's fair value less costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for credit losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are included in income (loss) on foreclosed real estate.

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

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the statements of financial condition caption "Cash and due from banks" and "Federal funds sold."

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 1998


NOTE 1 - ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets (consisting of core deposit premium and goodwill) are amortized on a straight-line basis over seven and fifteen years, respectively. For income tax purposes, intangibles are amortized over fifteen years on a straight-line basis.


NOTE 2 - LOANS

Loans consisted of (dollars in thousands):

                                                                                March 31,       December 31,
                                                                                  1998             1997
                                                                               --------         --------
        Real estate                                                            $ 57,875         $ 58,455
        Installment and other loans                                               9,692           10,546
        Commercial and agricultural                                               6,585            6,671
                                                                               --------         --------
                 Total loans, gross                                              74,152           75,672
        Unearned income and deferred fees and credits                              (487)            (517)
        Allowance for credit losses                                              (1,228)          (1,183)
                                                                             -----------       ----------
                 Net loans                                                     $ 72,437         $ 73,972
                                                                               ========         ========


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

The Company maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                                             Three months       Twelve months
                                                                            ended March 31,   ended December 31,
                                                                                  1998             1997
                                                                               --------         --------
        Balance, beginning of period                                            $1,183          $   470
        Allowance for credit losses acquired
           from Clewiston National Bank                                              -              424
        Recoveries                                                                  17               63
        Chargeoffs                                                                 (20)             (54)
        Provision charged to expense                                                48              280
                                                                                ------           ------

        Balance, end of period                                                  $1,228           $1,183
                                                                                ======           ======


                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 1998

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

Financial instruments at March 31, 1998, consisted of commitments to extend credit approximating $5.6 million and letters of credit of $99,000.

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


NOTE 5 - STOCK DIVIDEND

On January 21, 1998, the Company's Board of Directors declared a stock dividend payable at a rate of 2.5% of shares issued and outstanding to stockholders of record on February 27, 1998, payable on or before March 19, 1998. Cash in lieu of fractional shares was paid at the rate of $19.83 per share, which was the estimated fair market value at that time. The total cash paid in lieu of fractional shares amounted to $7,000.


NOTE 6 - YEAR 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is in the process of identifying, correcting, and testing the systems for the year 2000 compliance. It is anticipated that all necessary modifications will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Banks' primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Banks' earnings.


NOTE 7 - SUBSEQUENT EVENTS

On May 1, 1998, the Company merged Clewiston National Bank into Big Lake National Bank. Although some additional costs will be incurred in connection with this merger, management believes the impact on the results of operations is not material and will be offset by continued cost savings associated with the acquisition of CNB Financial Corporation in 1997.

                BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal assets are its ownership of Big Lake National Bank and Clewiston National Bank (the "Banks"). Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Banks. The Banks conduct commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). The Banks' profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Banks' interest rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Banks' earnings are affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

The Company is a two-bank holding company with consolidated assets of $116.3 million at March 31, 1998. Since December 31, 1997, the Company's total assets have grown $4.5 million from $111.8 million, an increase of 4.0%. During the same period, net loans have decreased by $1.5 million from $73.9 million to $72.4 million, a decrease of 2.1%. Big Lake National Bank loans increased slightly with Clewiston National Bank accounting for the overall decline in loans.

Net income was $237,000 for the three months ended March 31, 1998, compared with $172,000 for the same period in 1997, an increase of $65,000, or 37.8%. The increase in net income was due to increases in earning assets principally resulting from the acquisition in 1997 of Clewiston National Bank.


STATEMENT OF CONDITION ANALYSIS

Average total loans for the three months ended March 31, 1998, were $75.0 million versus $38.0 million for the same period in 1997, an increase of $37.0 million, or 97.5%. Total average interest-bearing deposits for the three months ended March 31, 1998, were $81.1 million versus $43.9 million for the same period in 1997, an increase of $37.2 million, or 84.6%. The increases in average loans and interest-bearing deposits reflect the acquisition of CNB Financial Corporation and its wholly-owned subsidiary, Clewiston National Bank, as of October 31, 1997.

Since December 31, 1997, total loans have declined $1.5 million, or 2.0%, while total interest-bearing deposits have increased $2.4 million, or 2.9%. Total deposits have grown $4.5 million, or 4.4%, from December 31, 1997, to March 31, 1998. The funds generated from the deposit growth have been invested in Federal funds sold, which have grown from $3.3 million at December 31, 1997, to $11.4 million at March 31, 1998, an increase of $8.1 million.

Noninterest-bearing deposits have grown $2.1 million, or 10.5%, since December 31, 1997. The growth in noninterest-bearing deposits (which continues to outpace total deposit growth) and the decline in higher cost deposits such as certificates of deposit (which declined $2.7 million since December 31, 1997) have helped moderate the overall increase in average yield on interest-bearing deposits from 4.04% to 4.20%. Management seeks to maintain a favorable mix of deposits and expects to continue its marketing of less costly deposit relationships.

The following schedule sets forth the liability mix using monthly average consolidated deposit aggregates (dollars in thousands):

                                                 Three months                 Three months
                                                    Ended           Percent        Ended         Percent
Deposit Types                                   March 31, 1998     of Total   March 31, 1997    of Total
-------------                                   --------------     --------   --------------    --------
Interest-bearing demand, money market,
     and NOW deposits                              $ 22,846           21.7%     $  11,802         20.9%
Savings                                              10,720           10.1          5,596          9.9
Certificates of Deposit                              47,536           45.1         26,539         46.9
Noninterest-bearing liabilities                      24,322           23.1         12,606         22.3
                                                   --------          -----      ---------        -----

                                                   $105,424          100.0%     $  56,543        100.0%
                                                   ========          =====      =========        =====


The components of average loans for the periods ended March 31, 1998 and 1997, follow:


                                                          Three Months Ended March 31,
                                                          ---------------------------
                                                             (Dollars in thousands)
                                                                             Dollar       Percent
                                                  1998           1997        Change        Change
                                                  ----           ----        ------        ------
Real estate loans                               $37,162        $18,261      $18,901        103.5%
Installment loans                                 9,026          4,678        4,348         92.9%
Commercial and all other loans                   28,838         15,049       13,789         91.6%
                                               --------       --------     --------

                                                $75,026        $37,988      $37,038         97.5%
                                                =======        =======      =======


For the three months ended March 31, 1998, loan chargeoffs of $3,000 (net of recoveries of $17,000) are consistent with loan chargeoffs for the same period in 1997 of $2,000 (net of recoveries of $1,000). The balance in the allowance for credit losses increased to $1,228,000 at March 31, 1998, versus $1,183,000 at December 31, 1997. The allowance was 1.66% and 1.56% of total gross loans at March 31, 1998, and December 31, 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's management monitors liquidity ratios. The Company's principal sources of funds are those generated by the Banks, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.

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

Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk as determined by the ALCO Committee. The ALCO Committee uses internally generated reports to measure the Banks' interest rate sensitivity. From these reports, the ALCO Committee can estimate the net income effect of various interest rate scenarios.

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company's cumulative one-year gap at March 31, 1998, was a negative 2.11% of assets. This falls within the ALCO Committee's policy of a cumulative one-year gap range of negative 20% to positive 20%.

The Company uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At March 31, 1998, the Company had commitments to originate loans totaling $5.6 million, and had issued but unused letters of credit of $99,000 for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following March 31, 1998, totaled $36.2 million. Management believes that the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.


RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1998 and 1997

General

Net earnings for the three months ended March 31, 1998, were $237,000 or $0.49 per share, compared to net earnings of $172,000, or $0.54 per share, for the three months ended March 31, 1997. The increase in net earnings was primarily due to an increase in earning assets associated with the acquisition of CNB Financial Corporation in 1997.

Interest Income and Expense

Interest income increased by $1,023,000 from $1,157,000 for the three months ended March 31, 1997, to $2,180,000 for the three months ended March 31, 1998. Interest income on loans increased $847,000 due to an increase in the average loan portfolio balance from $38.0 million for the three months ended March 31, 1997, to $75.0 million for the comparable 1998 period. Average yields on loans remained relatively stable at 9.24% in 1998 versus 9.34% in 1997. Interest on investment securities increased $44,000 due to an increase in the average investment securities portfolio from $16.1 million in 1997 to $19.1 million in 1998. The average yield on the investment securities portfolio for 1998 of 5.87% remained essentially constant from the 1997 level of 5.85%. Interest on other interest-earning assets increased $132,000 due to an increase from $3,000 in average other interest-earning assets in 1997 to $12.1 million in 1998. The increase in the lower yielding Federal funds sold in 1998 over 1997 contributed to the overall decline in the average yield on total interest-earning assets from 8.56% to 8.20%.

Interest expense increased to $852,000 for the three months ended March 31, 1998, from $442,000 for the three months ended March 31, 1997. Interest expense on deposit accounts increased because the average interest-bearing deposits increased from $43.9 million for the three months ended March 31, 1997, to $81.1 million for the comparable 1998 period. The average rate paid on interest-bearing deposits increased 16 basis points. The increase in rates paid on deposits was caused by rising interest rates and higher interest rates on deposits acquired in 1997 from Clewiston National Bank.

Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 1998, was $48,000 as compared with $24,000 for the three months ended March 31, 1997. The increase is a result of the acquisition in 1997 of loans from Clewiston National Bank.

Other Income

Total other income increased $100,000 for the three months ended March 31, 1998, compared to 1997, principally due to the acquisition in 1997 of Clewiston National Bank.

Other Expense

Total other expense increased $583,000 to $1,195,000 for the three months ended March 31, 1998, from $612,000 for the three months ended March 31, 1997, primarily due to the acquisition in 1997 of Clewiston National Bank. Operating expenses were 4.16% of average assets for the three months ended March 31, 1998, versus 3.98% for the comparable period in 1997. This increase is a result of the higher costs associated with the merger of Clewiston National Bank. Management anticipates a decline in this ratio after Clewiston National Bank is merged with and into Big Lake National Bank, the Banks' systems are converted, and the related merger and conversion costs are recognized in the second quarter of 1998.

                       BIG LAKE FINANCIAL CORPORATION



PART II:      OTHER INFORMATION

              Item 1.      Legal Proceedings.
                           None.

              Item 2.      Changes in Securities.
                           None.

              Item 3.      Defaults upon Senior Securities.
                           None.

              Item 4.      Submission of Matters to a Vote of Security Holders.
                           None.

              Item 5.      Other Information.
                           None.

              Item 6.      Exhibits and Reports on Form 8-K.
                           a)  Exhibits.
                               Exhibit 27 - Financial Data Schedule.

                           b)  Reports on Form 8-K.
                               None.

                       BIG LAKE FINANCIAL CORPORATION
                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Big Lake Financial Corporation




Date:  May 12, 1998                               /s/  Joe G. Mullins
                                                  --------------------------
                                                  Joe G. Mullins
                                                  Executive Vice President and
                                                  Chief Administrative Officer



Date:  May 12, 1998
                                                  /s/ Anita DeWitt
                                                  --------------------------
                                                  Anita DeWitt
                                                  Treasurer and
                                                  Principal Accounting Officer