Form 10QSB
period 1998-06-30
BIG LAKE FINANCIAL CORP
filed 1998-08-12
CIK 789561

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

                  For the Quarterly Period Ended June 30, 1998
                        Commission File Number 333-30779

                  --------------------------------------------

                         BIG LAKE FINANCIAL CORPORATION
             (Exact Name of registrant as specified in its charter)

           Florida                                               59-2613321
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


        1409 S. Parrott Avenue
         Okeechobee, Florida                                        34974
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)

                  -------------------------------------------

                                 (941) 467-4663
              ---------------------------------------------------
              (Registrant's telephone number including area code)

                  --------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X  NO
                                         ---   ---

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

   Class                                       Outstanding as of August 10, 1998
------------                                   ---------------------------------
Common Stock                                                490,001
Par Value $0.01 per share

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

               FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                                               PAGE
                                                                                              NUMBER
PART I:  FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS:
                  Consolidated Condensed Balance Sheets as of June 30, 1998
                  (Unaudited) and December 31, 1997                                            1

                  Consolidated Condensed Statements of Income for the Three Months
                  and for the Six Months Ended June 30, 1998 and 1997 (Unaudited)              2

                  Consolidated Condensed Statements of Comprehensive Income
                  for the Six Months Ended June 30, 1998 and 1997 (Unaudited)                  3

                  Consolidated Condensed Statements of Cash Flows for the Six
                  Months Ended June 30, 1998 and 1997 (Unaudited)                              4

                  Consolidated Statement of Changes in Stockholders' Equity
                  (Unaudited)                                                                  5

                  Notes to Consolidated Condensed Financial Statements (Unaudited)             6-11

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                    12-18

PART II:  OTHER INFORMATION                                                                    19

SIGNATURES                                                                                     20

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       June 30, 1998
                                                                        (Unaudited)          December 31, 1997*
                                                                      ---------------        ------------------
ASSETS
Cash and due from banks                                               $    4,572                $    6,492
Federal funds sold                                                        15,954                     3,296
Investment securities:
        Available-for-sale at fair value                                  17,424                    21,958
        Held-to-maturity at amortized cost                                   799                       801
Loans receivable less allowance for credit losses                         72,071                    73,972
Accrued interest receivable                                                  826                       813
Bank premises and equipment - net                                          2,608                     2,626
Other assets                                                               1,664                     1,834
                                                                       ---------                 ---------

              TOTAL                                                    $ 115,918                $  111,792
                                                                       =========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                            $  21,831                $   19,793
        Demand deposits                                                   16,427                    13,807
        Money market accounts                                              7,775                     6,891
        Savings accounts                                                  11,362                    11,301
        Time, $100,000 and over                                            6,395                     6,252
        Other time deposits                                               41,457                    43,288
                                                                       ---------                ----------

              Total deposits                                             105,247                   101,332

Other accrued expenses and liabilities                                       727                     1,037
                                                                       ---------                ----------

              Total liabilities                                          105,974                   102,369
                                                                       ---------                ----------

Commitments and contingencies                                                  -                         -
                                                                       ---------                ----------

Stockholders' equity:
        Common stock                                                           5                         5
        Additional paid-in capital                                         7,168                     6,855
        Retained earnings                                                  2,772                     2,569
        Unrealized loss on available-for-sale securities                      (1)                       (6)
                                                                       ---------                ----------
              Total stockholders' equity                                   9,944                     9,423
                                                                       ---------                ----------

              TOTAL                                                    $ 115,918                $  111,792
                                                                       =========                ==========

Book value per common share, adjusted for stock dividend               $   20.30                $    19.36
                                                                       =========                ==========

Common shares outstanding                                                490,001                   486,815
                                                                       =========                ==========

*Condensed from December 31, 1997, audited balance sheet


     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    For the Three Months Ended       For the Six Months Ended
                                                                              June 30,                        June 30,
                                                                   ---------------------------       ------------------------
                                                                         1998       1997                 1998          1997
                                                                         ----       ----                 ----          ----
Interest and fees on loans                                            $  1,762    $     965            $  3,496      $  1,852
Investment income on investment securities                                 299          231                 579           467
Other interest income                                                      206           28                 372            62
                                                                      --------    ---------            --------      --------

           Total interest income
                                                                         2,267        1,224               4,447         2,381

Interest expense on deposits                                               830          471               1,682           913
                                                                      --------    ---------            --------      --------

           Net interest income before provision for credit losses        1,437          753               2,765         1,468

Provision for credit losses                                                 60           36                 108            60
                                                                      --------    ---------            --------      --------

           Net interest income                                           1,377          717               2,657         1,408
                                                                      --------    ---------            --------      --------

Fees and service charges                                                   259          148                 514           304
Other income                                                                28           27                  53            51
                                                                      --------    ---------            --------      --------

           Total other income                                              287          175                 567           355
                                                                      --------    ---------            --------      --------

Other expenses:
      Salaries and employee benefits                                       550          294               1,122           591
      Expenses of bank premises and fixed assets                           181           78                 336           155
      Other operating expenses                                             609          215               1,077           453
                                                                      --------    ---------            --------      --------

           Total other expenses                                          1,340          587               2,535         1,199
                                                                      --------    ---------            --------      --------

Income before provision for income taxes                                   324          305                 689           564

Provision for income taxes                                                 109          101                 237           188
                                                                      --------    ---------            --------      --------

Net income                                                            $    215    $     204            $    452      $    376
                                                                      ========    =========            ========      ========

Earnings per share:
      Basic                                                           $   0.44    $    0.42            $   0.93      $   0.77
                                                                      ========    =========            ========      ========
      Diluted                                                         $   0.43    $    0.41            $   0.91      $   0.76
                                                                      ========    =========            ========      ========

Weighted average common shares outstanding during period:
      Basic                                                            488,285      486,815            $487,554      $486,815
                                                                      ========    =========            ========      ========
      Diluted                                                          496,974      493,187             496,243       493,187
                                                                      ========    =========            ========      ========



     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                    For the Six
                                                                               Months Ended June 30,
                                                                              ----------------------
                                                                              1998              1997
                                                                              ----              ----

Net income                                                                    $ 452            $ 376

Other comprehensive income, net of tax:
        Unrealized holding gains arising during period                            5               14
                                                                              -----            -----

              Total

Comprehensive income                                                          $ 457            $ 390
                                                                              =====            =====


     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                 For the Six Months Ended June 30,
                                                                                 ---------------------------------
                                                                                  1998                       1997
                                                                                  ----                       ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $   356                   $    695
                                                                                -------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net (increase) decrease in:
              Investment securities                                               4,534                        241
              Loans                                                               1,916                     (5,180)
        Purchases of premises and equipment, net                                    (47)                      (214)
                                                                                -------                   --------

              NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                    6,403                     (5,153)
                                                                                -------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposits                                                  3,915                      6,036
        Cash paid in lieu of fractional shares                                       (6)                         -
        Stock options exercised                                                      70                          -
                                                                                -------                   --------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                           3,979                      6,036
                                                                                -------                   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        10,738                      1,578

CASH AND CASH EQUIVALENTS AT JANUARY 1                                            9,788                      4,402
                                                                                -------                   --------
CASH AND CASH EQUIVALENTS AT JUNE 30                                            $20,526                   $  5,980
                                                                                =======                   ========







     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                 NET
                                                                                             UNREALIZED
                                                                                               HOLDING
                                            COMMON STOCK         ADDITIONAL                     GAINS           TOTAL
                                          ------------------      PAID-IN        RETAINED    (LOSSES) ON    STOCKHOLDERS'
                                           SHARES     AMOUNT      CAPITAL        EARNINGS     SECURITIES       EQUITY
                                           ------     ------     ----------      --------    -----------    -------------
                                                                    (Dollars In Thousands)

Balance, December 31, 1997                 475,223      $ 5        $ 6,855        $ 2,569        $ (6)        $ 9,423

   Stock dividend declared                  11,592        -            243           (243)          -               -
   Cash paid in lieu of fractional shares        -        -              -             (6)          -              (6)
   Stock options exercised                   3,186        -             70              -           -              70
   Comprehensive income:
     Net income                                  -        -              -            452           -
     Net change in unrealized holding
       gains on securities              -        -              -              -           5

       Total comprehensive income                -        -              -              -           -             457
                                                 -        -              -              -           -               -
                                           -------      ---        -------        -------         ----        -------
Balance, June 30, 1998                     490,001      $ 5        $ 7,168        $ 2,772         $ (1)       $ 9,944
                                           =======      ===        =======        =======         ====        =======






     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998


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

On May 1, 1998, Clewiston National Bank was merged with and into Big Lake National Bank and the transaction was accounted for as a pooling-of-interests. Clewiston National Bank was acquired by the Company through its acquisition of CNB Financial Corporation on October 31, 1997. The acquisition of CNB Financial Corporation was accounted for under the purchase accounting method and all material merger-related accounting transactions have been pushed down to the Bank's books and records as of May 1, 1998.

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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998


NOTE 1 - ACCOUNTING POLICIES (Continued)

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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998


NOTE 1 - ACCOUNTING POLICIES (Continued)

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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998


NOTE 1 - ACCOUNTING POLICIES (Continued)

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated condensed statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated condensed balance sheets under the captions "Cash and due from banks" and "Federal funds sold."

Intangible Assets

Intangible assets (consisting of core deposit premium and goodwill) are amortized on a straight-line basis over seven and fifteen years, respectively. For income tax purposes, intangibles are amortized over fifteen years on a straight-line basis.

Financial Reporting

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the disclosure of basic earnings per share, in replacement of primary earnings per share, and diluted earnings per share, in replacement of fully diluted earnings per share. Primary earnings per share is based on the weighted average number of shares of common stock outstanding and the dilutive effect of options and other common stock equivalents. Basic earnings per share does not consider any dilution. Diluted earnings per share is similar to fully diluted earnings per share, which considers all potentially dilutive securities. SFAS 128 becomes effective with annual and interim financial statements for periods ending after December 15, 1997. Upon initial application of SFAS 128, all earnings per share data presented for prior periods must be restated to conform to the new standard. The Company adopted SFAS 128 during the second quarter of 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires an entity to report its change in equity during the period from transactions and events other than those resulting from investments by and distributions to owners. All items that are recognized as comprehensive income are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 becomes effective with annual and interim financial statements for periods ending after December 15, 1997. The Company adopted SFAS 130 during the second quarter of 1998.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998



NOTE 2 - LOANS

Loans consisted of (dollars in thousands):

                                                                                  June 30,       December 31,
                                                                                    1998             1997
                                                                                 ----------      ------------
         Real estate                                                              $ 60,437          $ 58,455
         Installment and other loans                                                 8,552            10,546
         Commercial and agricultural                                                 4,736             6,671
                                                                                  --------          --------
                  Total loans, gross                                                73,725            75,672
         Unearned income and deferred fees and credits                                (428)             (517)
         Allowance for credit losses                                                (1,226)           (1,183)
                                                                                ----------          --------
                  Net loans                                                       $ 72,071          $ 73,972
                                                                                  ========          ========



NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The Company's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. Management has adopted a risk system that identifies potential problem credits as early as possible, categorizes the credits as to risk, and puts a reporting process in place to monitor the progress of the credits.

The Company maintains the allowance for credit losses at a level management believes is sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                                                   Six months        Twelve months
                                                                                 ended June 30,   ended December 31,
                                                                                      1998                1997
                                                                                 --------------   ------------------
         Balance, beginning of period                                                $1,183             $   470
         Allowance for credit losses acquired
           from Clewiston National Bank                                                   -                 424
         Recoveries                                                                      37                  63
         Chargeoffs                                                                    (102)                (54)
         Provision charged to expense                                                   108                 280
                                                                                     ------              ------
         Balance, end of period                                                      $1,226              $1,183
                                                                                     ======              ======

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998



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

Financial instruments at June 30, 1998, consisted of commitments to extend credit approximating $4.7 million and letters of credit of $105,000.

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


NOTE 5 - STOCK DIVIDEND

On January 21, 1998, the Company's Board of Directors declared a stock dividend payable at a rate of 2.5% of shares issued and outstanding to stockholders of record on February 27, 1998, payable on or before March 19, 1998. Cash in lieu of fractional shares was paid at the rate of $19.83 per share, which was the estimated fair market value at that time. The total cash paid in lieu of fractional shares amounted to approximately $6,000.


NOTE 6 - YEAR 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct, and test the systems for the year 2000 compliance. It is anticipated that all necessary modifications will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that their software is now year 2000 compliant or that year 2000 compliant upgrades will be delivered by October, 1998. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings. It is recognized that any year 2000 compliance failures could result in additional expense to the Company.


NOTE 7 - STOCK OPTIONS

On May 20, 1998, a former director exercised all of his outstanding stock options and purchased 3,186 shares of common stock at the exercise price of $10.00 per share. The estimated fair market value of the Company's stock based on recent trades was $22.00 per share. A charge to earnings of approximately $24,000 (net of income taxes of $14,000) was recorded to recognize services provided by this director under the terms of the stock option agreement.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal asset is its ownership of Big Lake National Bank (the "Bank"). Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Bank's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, and other operating expenses.

The Company is a one-bank holding company with consolidated assets of $115.9 million at June 30, 1998. Since December 31, 1997, the Company's total assets have grown $4.1 million from $111.8 million, an increase of 4%. During the same period, loans have decreased by $1.9 million from $74.0 million to $72.1 million, a decrease of 3%.

Net income was $452,000 for the six months ended June 30, 1998, compared with $376,000 for the same period in 1997, an increase of 76%. The increase in net income was due to increases in average interest-earning assets, improvements in the average yield on interest-earning assets, and a decline in the average cost of interest-bearing liabilities. The favorable increase in net interest margin of 12 basis points from 5.09% to 5.21% was partially offset by increases in other expenses, which outpaced the growth in interest-earning assets. The increase in other expenses was due to the acquisition of Clewiston National Bank and the merger-related costs that were expensed.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

STATEMENT OF CONDITION ANALYSIS

Average total loans for the six months ended June 30, 1998, were $74.4 million versus $39.2 million for the same period in 1997, an increase of $35.2 million, or 90%. This growth has been funded primarily with the increase in interest-bearing deposits of $37.8 million acquired with the acquisition of Clewiston National Bank. Management seeks to maintain a favorable mix of deposits and expects to continue its marketing of less costly deposit relationships. As a result, while total deposits have grown 4% from $101.3 million at December 31, 1997, to $105.2 million at June 30, 1998, noninterest and interest-bearing deposits have grown 10% and 19%, respectively, over the same period. Savings accounts have grown 13% over this period, while certificates of deposit have declined 3%.

The following tables sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Average balances were based on average daily balances.




                           [TABLE FOLLOWS THIS PAGE]


                                                                  For the Six Months Ended June 30,
                                          -------------------------------------------------------------------------
                                                          1998                                   1997
                                          -----------------------------------     ---------------------------------
                                                       Interest       Average                  Interest     Average
                                            Average      and          Yield/      Average         and       Yield/
                                            Balance    Dividends       Rate       Balance      Dividends     Rate
                                            -------    ---------      -------     -------      ---------    -------
                                                                   (Dollars in Thousands)
Interest-earning assets:
     Loans (1)                            $  74,374      $3,496        9.40%      $39,236        $1,852      9.44%
     Investment and mortgage-
         backed securities                   19,404         579        5.97%       16,007           467      5.83%
     Other interest-earning assets (2)       12,440         372        5.98%        2,374            62      5.22%
                                          ---------      ------                   -------        ------

         Total interest-earning assets      106,218       4,447        8.37%       57,617         2,381      8.26%
                                                         ------                                  ------

Noninterest-earning assets                    9,223                                 4,621
                                           --------                               -------
     Total Assets                          $115,441                               $62,238
                                           ========                               =======

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                 $  23,524         354        3.01%      $11,434           123      2.15%
     Savings                                 11,041         112        2.03%        5,762            72      2.50%
     Certificates of deposit                 47,695       1,216        5.10%       27,231           718      5.27%
     Other borrowings                             -           -        0.00%            9             -      6.06%
                                          ---------      ------                   -------        ------

         Total interest-bearing
            liabilities                      82,260       1,682        4.09%       44,436           913      4.11%
                                                         ------                                  ------
Noninterest-bearing liabilities              23,497                                12,788
Stockholders' equity                          9,684                                 5,014
                                          ---------                               -------

         Total liabilities and
              stockholders' equity         $115,441                               $62,238
                                           ========                               =======

Net interest/dividend income                             $2,765                                  $1,468
                                                         ======                                  ======

Interest-rate spread (3)                                               4.28%                                 4.15%
                                                                       =====                                 =====
Net interest margin (4)                                                5.21%                                 5.09%
                                                                       =====                                 =====
Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                            129.12%                               129.66%
                                            =======                               =======


(1) Includes nonaccrual loans.
(2) Includes interest-bearing deposits due from other banks and federal funds sold.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

The following table sets forth certain information relating to the Company's interest-earning asset and interest-bearing liabilities at June 30, 1998, that are estimated to mature or are scheduled to reprice within the period shown:

                                                          Three
                                        Under             Months           One Year
                                        Three           to Twelve           to Five        Over Five
                                        Months            Months             Years           Years           Total
                                       --------         ---------          --------        ---------         -----
Federal funds sold                     $ 15,954         $      -          $      -          $     -        $ 15 954
Loans (1)                                15,144           33,657            18,206            5,492          72,499
Securities (2)                            1,953            5,177            10,051            1,042          18,223
                                       --------         --------          --------         --------        --------

     Total rate-sensitive assets       $ 33,051         $ 38,834          $ 28,257         $  6,534        $106,676
                                       ========         ========          ========         ========        ========

Money-market and NOW accounts (2)      $ 24,202         $      -                 -                -          24,202
Savings accounts (2)                     11,362                -                 -                -          11,362
Certificates of deposit (2)              11,878           25,761            10,213                -          47,852
                                       --------         --------          --------         --------        --------

     Total rate-sensitive liabilities  $ 47,442         $ 25,761          $ 10,213         $      -        $ 83,416
                                       ========         ========          ========         ========        ========

GAP (repricing differences)            $(14,391)        $ 13,073          $ 18,044         $  6,534        $ 23,260
                                       ========         ========          ========         ========        ========

Cumulative GAP                         $(14,391)        $ (1,318)         $ 16,726         $ 23,260
                                       ========         ========          ========         ========

Total assets                                                                                               $115,918
                                                                                                           ========

Cumulative GAP/total assets              -12.41%           -1.14%            14.43%           20.07%
                                       ========         ========          ========         ========


(1) In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities. Nonaccrual loans of $1.2 million were excluded from above.

(2) Excludes noninterest-bearing deposit accounts. Money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates. Investments were scheduled through their contractual maturity dates.


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

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company's cumulative one-year gap at June 30, 1998, was a negative 1.14% of assets. This falls within the ALCO Committee's policy of a cumulative one-year gap range of negative 20% to positive 20%.

The Company uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 1998, the Company had commitments to originate loans totaling $4.7 million, and had issued but unused letters of credit of $105,000 for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following June 30, 1998, total $37.6 million. Management believes that the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.


RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 1998 and 1997

General

Net earnings for the six months ended June 30, 1998, were $452,000 or $ .93 per share, compared to net earnings of $376,000, or $ .77 per share, for the six months ended June 30, 1997. The increase in net earnings was primarily due to an increase in earning assets, particularly the increase in loans having a higher yield than other earning assets. This change in mix of earning assets also contributed to an overall increase in the average yield of earning assets.

Interest Income and Expense

Interest income increased by $2,066,000 from $2,381,000 for the six months ended June 30, 1997, to $4,447,000 for the six months ended June 30, 1998. Interest income on loans increased $1,644,000 due to an increase in the average loan portfolio balance from $39.2 million for the six months ended June 30, 1997, to $74.4 million for the comparable 1998 period, partially offset by a decrease in the average yield of 4 basis points, rather than a material change in the loan composition. Interest on investment securities increased $112,000 due to an increase in the average investment securities portfolio from $16.0 million in 1997 to $19.4 million in 1998, and an increase in the average yield on the investment securities portfolio of 14 basis points. Interest on other interest-earning assets increased $310,000 due to an increase from $2.4 million in average other interest-earning assets in 1997 to $12.4 million in 1998 and an increase in the weighted average yield of 76 basis points.

Interest expense increased to $1,682,000 for the six months ended June 30, 1998, from $913,000 for the six months ended June 30, 1997. Interest expense on deposit accounts increased because the average interest-bearing deposits increased from $44.4 million for the six months ended June 30, 1997 to $82.3 million for the comparable 1998 period. The average rate paid on interest-bearing deposits decreased 2 basis points.

Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The provision for credit losses increased $48,000 from 1997 to 1998 as a result of the acquisition of Clewiston National Bank.

Other Income

Total other income increased $212,000 for the six months ended June 30, 1998, compared to 1997, principally due to an increase in service fees on deposit accounts associated with the increase in the number of deposit accounts subject to service fees.

Other Expense

Total other expense increased $1,336,000 to $2,535,000 for the six months ended June 30, 1998, from $1,199,000 for the six months ended June 30, 1997, primarily due to the acquisition of CNB Financial Corporation and Clewiston National Bank in late 1997. Annualized other expenses as a percent of average assets increased 54 basis points form 3.85% to 4.39% for the six months ended June 30, 1998, as compared with the same period in 1997, primarily due to expenses associated with the merger of Clewiston National Bank with and into Big Lake National Bank on May 1, 1998.


Comparison of Three Months Ended June 30, 1998 and 1997

General

Net earnings for the three months ended June 30, 1998, were $215,000 or $0.44 per share, compared to net earnings of $204,000, or $0.42 per share, for the three months ended June 30, 1997. The increase in net earnings was primarily due to an increase in earning assets, particularly the increase in loans having a higher yield than other earning assets.

Interest Income and Expense

Interest income increased by $1,043,000 from $1,224,000 for the three months ended June 30, 1997, to $2,267,000 for the three months ended June 30, 1998. Interest income on loans increased $797,000 due to an increase in the average loan portfolio balance from $40.4 million for the three months ended June 30, 1997, to $73.7 million for the comparable 1998 period. Average yields on loans remained relatively stable in 1998 versus 1997. Interest on investment securities increased $68,000 due to an increase in the average investment securities portfolio from $15.9 million in 1997 to $19.6 million in 1998, and by an increase in the average yield on the investment securities portfolio of 29 basis points. Interest on other interest-earning assets increased $178,000 due to an increase from $2.1 million in average other interest-earning assets in 1997 to $12.8 million in 1998.

Interest expense increased to $830,000 for the three months ended June 30, 1998, from $471,000 for the three months ended June 30, 1997. Interest expense on deposit accounts increased because the average interest-bearing deposits increased from $44.9 million for the three months ended June 30, 1997, to $83.4 million for the comparable 1998 period. The average rate paid on interest-bearing deposits declined approximately 20 basis points primarily due to a shift in the deposit mix as the interest rate environment remained relatively stable.

Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The provision for credit losses increased $24,000 from 1997 to 1998 as a result of the acquisition of Clewiston National Bank.

Other Income

Total other income increased $112,000 for the three months ended June 30, 1998, compared to 1997, principally due to an increase in service fees on deposit accounts associated with the increase in the number of deposit accounts subject to service fees and recoveries from the sale of other real estate.

Other Expense

Total other expense increased $753,000 to $1,340,000 for the three months ended June 30, 1998, from $587,000 for the three months ended June 30, 1997, primarily due to the acquisition of CNB Financial Corporation and Clewiston National Bank in late 1997. Annualized other expenses as a percent of average assets increased 89 basis points from 3.73% to 4.62%, primarily due to expenses associated with the merger of Clewiston National Bank with and into Big Lake National Bank as of May 1, 1998.

Future Accounting Requirements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133 becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of the Company.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY


PART II:      OTHER INFORMATION

              Item 1.      Legal Proceedings.
                           None.

              Item 2.      Changes in Securities.
                           None.

              Item 3.      Defaults upon Senior Securities.
                           None.

              Item 4.      Submission of Matters to a Vote of Security Holders.
                           None.

              Item 5.      Other Information.
                           None.

              Item 6.      Exhibits and Reports on Form 8-K.
                           a)   Exhibits.
                                Exhibit 27 - Financial Data Schedule

                           b)   Reports on Form 8-K.
                                None.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Big Lake Financial Corporation




Date:  August 14, 1998                /s/ Joe G. Mullins
     --------------------------       ------------------
                                      Joe G. Mullins
                                      Executive Vice President and
                                      Chief Administrative Officer



Date:  August 14, 1998                /s/ Anita DeWitt
     --------------------------       ----------------
                                      Anita DeWitt
                                      Treasurer and Principal Accounting Officer