Form 10QSB
period 1998-09-30
BIG LAKE FINANCIAL CORP
filed 1998-11-13
CIK 789561

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -----------------------------------

                                  FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                       15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the Quarterly Period Ended September 30, 1998
                        Commission File Number 333-30779
                                               ---------
                      -----------------------------------

                         BIG LAKE FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact Name of registrant as specified in its charter)

Florida                                                      59-2613321
-------                                                      ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


1409 S. Parrott Avenue
Okeechobee, Florida                                          34974
----------------------                                       -----
(Address of Principal Executive Offices)                     (Zip Code)


              ---------------------------------------------------

                                 (941) 467-4663
                                 --------------
              (Registrant's telephone number including area code)

              ---------------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

     Class                                    Outstanding as of November 9, 1998
---------------                               ----------------------------------
Common Stock                                                490,001
Par Value $0.01 per share

                         BIG LAKE FINANCIAL CORPORATION

             FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                                                     PAGE
                                                                                                   NUMBER
PART I:  FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS:
                  Consolidated Balance Sheets as of September 30, 1998
                  (Unaudited) and December 31, 1997                                                     1

                  Consolidated Statements of Income for the Three Months and
                  Nine Months Ended September 30, 1998 and 1997 (Unaudited)                             2

                  Consolidated Statements of Comprehensive Income for the Three Months
                  and Nine Months Ended September 30, 1998 and 1997 (Unaudited)                         3

                  Consolidated Condensed Statements of Cash Flows for the Three Months
                  and Nine Months Ended September 30, 1998 and 1997 (Unaudited)                         4

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                 5

                  Notes to Consolidated Financial Statements (Unaudited)                              6-9

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                         10-17

PART II:  OTHER INFORMATION                                                                            18

SIGNATURES                                                                                             19

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                     September 30, 1998
                                                                        (Unaudited)         December 31, 1997*
                                                                     ------------------     ------------------
ASSETS
Cash and due from banks                                                  $     4,662            $    6,492
Federal funds sold                                                             8,763                 3,296
Investment securities:
     Available-for-sale at fair value                                         22,176                21,958
     Held-to-maturity at amortized cost                                          999                   801
Loans receivable less allowance for credit losses                             72,126                73,972
Accrued interest receivable                                                      755                   813
Bank premises and equipment - net                                              2,621                 2,626
Other real estate owned                                                          182                    28
Other assets                                                                   1,355                 1,806
                                                                         -----------            ----------

         TOTAL                                                           $   113,639            $  111,792
                                                                         ===========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand accounts                                 $    20,790            $   19,793
     NOW accounts                                                             16,257                13,807
     Money market accounts                                                     6,815                 6,891
     Savings accounts                                                         11,226                11,301
     Time, $100,000 and over                                                   6,341                 6,252
     Other time deposits                                                      41,129                43,288
                                                                         -----------            ----------

         Total deposits                                                      102,558               101,332

Other accrued expenses and liabilities                                           745                 1,037
                                                                         -----------            ----------

         Total liabilities                                                   103,303               102,369
                                                                         -----------            ----------

Commitments and contingencies                                                     --                    --
                                                                         -----------            ----------

Stockholders' equity:
     Common stock                                                                  5                     5
     Additional paid-in capital                                                7,168                 6,855
     Retained earnings                                                         3,111                 2,569
     Unrealized gain (loss) on available-for-sale securities                      52                    (6)
                                                                         -----------            ----------

         Total stockholders' equity                                           10,336                 9,423
                                                                         -----------            ----------

         TOTAL                                                           $   113,639            $  111,792
                                                                         ===========            ==========

Book value per common share, adjusted for stock dividend                 $     21.09            $    19.36
                                                                         ===========            ==========

Common shares outstanding                                                    490,001               486,815
                                                                         ===========            ==========


*    Condensed from December 31, 1997, audited balance sheet.


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                  For the Three Months Ended        For the Nine Months Ended
                                                                          September 30,                    September 30,
                                                                  --------------------------        ---------------------------
                                                                       1998             1997             1998              1997
                                                                       ----             ----             ----              ----
                                                                                     (Dollars in Thousands)
Interest and fees on loans                                        $   1,770        $   1,002        $   5,266         $   2,854
Investment income on investment securities                              310              223              889               690
Other interest income                                                   160               51              532               113
                                                                  ---------        ---------        ---------         ---------

         Total interest income                                        2,240            1,276            6,687             3,657

Interest expense on deposits                                            837              535            2,519             1,448
                                                                  ---------        ---------        ---------         ---------

         Net interest income before provision for credit losses       1,403              741            4,168             2,209
                                                                  ---------        ---------        ---------         ---------

Provision for credit losses                                              18               36              126                96
                                                                  ---------        ---------        ---------         ---------

         Net interest income                                          1,385              705            4,042             2,113
                                                                  ---------        ---------        ---------         ---------

Fees and service charges                                                280              163              794               467
Other income                                                             27               44               80                95
                                                                  ---------        ---------        ---------         ---------

         Total other income                                             307              207              874               562
                                                                  ---------        ---------        ---------         ---------

Other expenses:
     Salaries and employee benefits                                     573              315            1,695               906
     Expenses of bank premises and fixed assets                         213               92              549               247
     Other operating expenses                                           373              225            1,450               678
                                                                  ---------        ---------       ----------         ---------

         Total other expenses                                         1,159              632            3,694             1,831
                                                                  ---------        ---------       ----------         ---------

Income before provision for income taxes                                533              280            1,222               844

Provision for income taxes                                              194               73              431               261
                                                                  ---------       ----------       ----------         ---------

Net income                                                        $     339       $      207       $      791         $     583
                                                                  =========       ==========       ==========         =========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                  For the Three Months Ended         For the Nine Months Ended
                                                                         September 30,                     September 30,
                                                                 ----------------------------       ----------------------------
                                                                    1998              1997             1998              1997
                                                                 ----------        ----------       ----------        ----------
Net income                                                       $      339        $      207       $      791        $      583
                                                                 ----------        ----------       ----------        ----------

Other comprehensive income, net of tax:
         Unrealized holding gains arising during period                  53                46               58                60
                                                                 ----------        ----------       ----------        ----------

Comprehensive income                                             $      392        $      253       $      849        $      643
                                                                 ==========        ==========       ==========        ==========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                   For the Three Months Ended        For the Nine Months Ended
                                                                          September 30,                     September 30,
                                                                   --------------------------        ---------------------------
                                                                       1998              1997             1998              1997
                                                                       ----              ----             ----              ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $    708         $     495        $   1,293         $   1,190
                                                                   --------         ---------        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in:
         Investment securities                                       (2,814)              663            1,720               904
         Loans                                                       (2,247)             (537)            (331)           (5,717)
         Other real estate owned                                         75               (28)            (154)              (28)
     Purchases of premises and equipment, net                          (134)             (290)            (181)             (504)
                                                                   --------         ---------        ---------         ---------

         NET CASH PROVIDED (USED)
              BY INVESTING ACTIVITIES                                (5,120)             (192)           1,054            (5,345)
                                                                   --------         ---------        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                             (2,689)           (1,859)           1,226             4,177
     Cash paid in lieu of fractional shares                              --                --               (6)               --
     Stock options exercised                                             --                --               70                --
                                                                   --------         ---------        ---------         ---------

         NET CASH PROVIDED (USED)
              BY FINANCING ACTIVITIES                                (2,689)           (1,859)           1,290             4,177
                                                                   --------         ---------        ---------         ---------

NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                                       (7,101)           (1,556)           3,637                22

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                             20,526             5,980            9,788             4,402
                                                                   --------         ---------        ---------         ---------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                 $ 13,425         $   4,424         $ 13,425         $   4,424
                                                                   ========         =========        =========         =========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                                          Net
                                                                                                      Unrealized
                                                                                                        Holding
                                                       Common Stock       Additional                     Gains            Total
                                                   -------------------     Paid-in       Retained     (Losses) on      Stockholders'
                                                    Shares      Amount     Capital       Earnings      Securities         Equity
                                                   -------      ------    ----------     --------     -----------      -------------
                                                                           (Dollars in Thousands)

BALANCE, DECEMBER 31, 1997                         475,223      $    5    $  6,855       $ 2,569         $    (6)       $  9,423

   Stock dividend declared                          11,592          --         243          (243)             --              --
   Cash paid in lieu of fractional shares               --          --          --            (6)             --              (6)
   Stock options exercised                           3,186          --          70            --              --              70
   Comprehensive income:
     Net income                                         --          --          --           791              --
     Net change in unrealized holding
       gains on securities                              --          --          --            --              58

       Total comprehensive income                       --          --          --            --              --             849
                                                   -------       -----    --------       -------        --------        --------
BALANCE, SEPTEMBER 30, 1998                        490,001       $   5    $  7,168       $ 3,111        $     52        $ 10,336
                                                   =======       =====    ========       =======        ========        ========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary Big Lake National Bank (the "Bank"). The consolidated financial statements for the three months and nine months ended September 30, 1998 and 1997, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1997 Annual Report to Stockholders and are incorporated herein by reference.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans ("Other Real Estate Owned"). In connection with the determination of the allowances for credit losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Management does not anticipate that the allowances for credit losses on loans and foreclosed real estate will change materially in the near term.

Fair Value of Financial Instruments

Financial instruments of the Company consist of cash, due from banks, federal funds sold, investment securities, loans receivable, accrued interest receivable, deposits, federal funds purchased, accrued interest payable, and off-balance sheet commitments such as commitments to extend credit and standby letters of credit. On an interim basis, management considers the cost of providing estimated fair values by each class of financial instrument to exceed the benefits derived. In management's opinion, the carrying amount of financial instruments approximates fair value.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998


NOTE 2 - DIVIDEND

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


NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 2 above, the Company declared a 2.5% stock dividend. The average number of shares and dilutive potential shares have been restated for the stock dividend. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months and nine months ended September 30, 1998 and 1997.

                                                                     For the Three              For the Nine
                                                                      Months Ended              Months Ended
                                                                      September 30,             September 30,
                                                                    1998         1997         1998         1997
                                                                   ------       ------       ------       ------
                                                                      (In thousands except per share data)
     Basic EPS computation:
         Numerator - Net income                                    $  339       $  207       $  791       $  583
         Denominator - Weighted average shares outstanding            490          487          489          487
                                                                   ------       ------       ------       ------

         Basic EPS                                                 $ 0.69       $ 0.43       $ 1.62       $ 1.20
                                                                   ======       ======       ======       ======

     Diluted EPS computation:
         Numerator - Net income                                    $  339       $  207       $  791       $  583
                                                                   ------       ------       ------       ------
         Denominator - Weighted average shares outstanding            490          487          489          487
         Stock options                                                  9            6            8            6
                                                                   ------       ------       ------       ------

                                                                      499          493          497          493
                                                                   ------       ------       ------       ------

         Diluted EPS                                               $ 0.68       $ 0.42       $ 1.59       $ 1.18
                                                                   ======       ======       ======       ======


NOTE 4 - STOCK OPTIONS

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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998


NOTE 5 - LOANS

Loans consisted of (dollars in thousands):

                                                                             September 30,          December 31,
                                                                                  1998                  1997
                                                                                 ------                ------
     Real estate                                                                $ 59,120             $ 58,455
     Installment and other loans                                                   8,305               10,546
     Commercial and agricultural loans                                             6,372                6,671
                                                                                --------             --------
              Total loans, gross                                                  73,797               75,672
     Unearned income and deferred fees and credits                                  (418)                (517)
     Allowance for credit losses                                                  (1,253)              (1,183)
                                                                                --------             ---------
              Net loans                                                         $ 72,126             $ 73,972
                                                                                ========             ========


NOTE 6 - ALLOWANCE FOR CREDIT LOSSES

The Company's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. Management has implemented a risk system that identifies potential problem credits as early as possible, categorizes the credits as to risk, and puts a reporting process in place to monitor the progress of the credits.

The Company maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):


                                                                               Nine Months         Twelve Months
                                                                           Ended September 30,   Ended December 31,
                                                                                   1998                 1997
                                                                                 -------              -------
         Balance, beginning of period                                            $ 1,183              $   470
         Allowance for credit losses acquired from
              Clewiston National Bank                                                  -                  424
         Recoveries                                                                   56                   63
         Charge-offs                                                                (112)                 (54)
         Provision charged to operations                                             126                  280
                                                                                 -------              -------

         Balance, end of period                                                  $ 1,253              $ 1,183
                                                                                 =======              =======

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998


NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments at September 30, 1998, consisted of commitments to extend credit approximating $4.9 million and letters of credit of $105,000.

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


FORWARD-LOOKING STATEMENTS

         When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


YEAR 2000

         The Company is aware of the issue associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Primary systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct, and test their systems for the year 2000 compliance. It is anticipated that all necessary modifications and testing will be completed by December 31, 1998. To date, confirmations have been received from the Bank's Mission Critical processing vendors that their software is now year 2000 compliant. Management has not yet completed their assessment of the compliance expense for the year 2000 and related potential effect on the Bank's earnings. It is recognized that any year 2000 compliance failures could result in additional expense to the Company.

The Company has established time lines for testing all ancillary systems, such as telephone systems and security devices, by December 31, 1998. There can be no assurances that all hardware and software that the Company uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs it will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Company's inability to control third party modification plans, the Company's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

         Further, the business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in solving Year 2000 issues could negatively affect those customers' ability to repay any loans which the Company may have extended. Therefore, even if the Company does not incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Company's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, or results of operations.


FUTURE ACCOUNTING REQUIREMENTS

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133 becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of the Company.

         In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise" ("SFAS 134"), which amends existing pronouncements to clarify the classification of mortgage-backed securities retained after the securitization of mortgage loans held-for-sale. SFAS 134 becomes effective for fiscal quarters beginning after December 15, 1998. Earlier application is permitted. Management does not anticipate that adoption of SFAS 134 will have a material impact on the financial condition or results of operations of the Company.


IMPACT OF INFLATION

         The consolidated financial statements and related data presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

                             RESULTS OF OPERATIONS

NET INCOME

         The Company's net income increased $132,000 for the three months ended September 30, 1998, and increased $208,000 for the nine months ended September 30, 1998, over the comparable periods in 1997. This improvement in the nine months of 1998 versus 1997 reflects the Company's continued growth principally resulting from the acquisition of Clewiston National Bank as of October 31, 1997. Average earning assets increased to $105.8 million during the first nine months of 1998 as compared to $58.8 million during the first nine months of 1997. The increase in average earning assets resulted in an increase in net interest income before provision for credit losses of $1,959,000, or 88.7%, in the first nine months of 1998 as compared to the first nine months of 1997. In addition, noninterest income increased 55.5%, to $874,000 in the first nine months of 1998 as compared to $562,000 in the first nine months of 1997. This improvement resulted primarily from deposit account charges resulting from the growth in deposits associated with the acquisition of Clewiston National Bank. The increases in net interest income and noninterest income were partially offset by an increase of $1,863,000 in noninterest expense in the first nine months of 1998 as compared to the first nine months of 1997. The annualized return on average assets for the nine months ended September 30, 1998, remained constant from the 1997 level of 0.92%.

         For the three months ended September 30, 1998, as compared with the comparable period in 1997, increases in total interest income of $964,000 and other income of $100,000 were offset by increases in interest expense of $302,000 and other expenses of $527,000. The increases in the components of net income reflect the impact of the acquisition of Clewiston National Bank.


NET INTEREST INCOME

         The largest component of net income for the Company is net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

         Net interest income before provision for credit losses was $1,403,000 and $4,168,000 for the three months and nine months ended September 30, 1998, respectively, as compared to $741,000 and $2,209,000 for the three months and nine months ended September 30, 1997, respectively. The increases of 89.3% and 88.7%, respectively, reflected the substantial growth of the Company's loan portfolio from the acquisition of Clewiston National Bank and a shift in the mix of earning assets, which resulted in improvements in the Company's net interest spread and net interest margin. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 4.32% for the nine months ended September 30, 1998 as compared to 4.05% for the nine months ended September 30, 1997. Net interest margin (which is net interest income divided by average interest-earning assets) increased to 5.25% for the nine months ended September 30, 1998, as compared to 5.01% for the nine months ended September 30, 1997. These increases reflect the fact that loans comprised 69.6% of earning assets during the first nine months of 1998 as compared to only 68.3% percent during the first nine months of 1997. Loans typically provide a higher yield than the other types of earning assets and thus one of the Company's goals is to continue to grow the loan portfolio as a percentage of total earning assets. The increase in the yield on average earning assets was also attributable to an overall lower average rate paid on interest-bearing liabilities to 4.11% in first nine months of 1998 as compared to 4.24% in the first nine months of 1997.

         Average Balances, Income and Expenses, and Rates. The following table depicts, for the periods indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                                                            For the Nine Months Ended September 30,
                                                                            ---------------------------------------
                                                                        1998                                       1997
                                                                        ----                                       ----
                                                                    Interest     Average                       Interest     Average
                                                       Average         and       Yield/            Average        and       Yield/
                                                       Balance      Dividends     Rate             Balance     Dividends     Rate
                                                       -------      ---------     ----             -------     ---------     ----
Interest-earning assets:
Loans (1)                                             $ 73,602      $   5,266     9.54%            $40,196      $  2,854     9.47%
Investment and mortgage-backed securities               20,134            889     5.89%             15,816           690     5.82%
Other interest-earning assets (2)                       12,050            532     5.89%              2,814           113     5.35%
                                                      --------      ---------                      -------      --------

    Total interest-earning assets                      105,786          6,687     8.43%             58,826         3,657     8.29%
                                                                    ---------                                   --------

Noninterest-earning assets                               8,950                                       4,609
                                                      --------                                     -------

         Total assets                                 $114,736                                     $63,435
                                                      ========                                     =======

Interest-bearing liabilities:
     Demand, money market and NOW deposits            $ 23,318            513     2.93%            $11,074           184     2.22%
     Savings                                            10,670            169     2.11%              5,747           109     2.53%
     Certificates of deposit                            47,644          1,837     5.14%             28,733         1,155     5.36%
     Other borrowings                                       --             --     0.00%                  6            --     0.00%
                                                      --------      ---------                      -------      --------

         Total interest-bearing liabilities             81,632          2,519     4.11%             45,560         1,448     4.24%
                                                                    ---------                                   --------

Noninterest-bearing liabilities                         23,203                                      12,828
Stockholders' equity                                     9,901                                       5,047
                                                      --------                                    --------

         Total liabilities and stockholders' equity   $114,736                                     $63,435
                                                      ========                                     =======

Net interest/dividend income                                        $   4,168                                   $  2,209
                                                                    =========                                   ========

Interest-rate spread (3)                                                          4.32%                                      4.05%
                                                                                  ====                                       ====
Net interest margin (4)                                                           5.25%                                      5.01%
                                                                                  ====                                       ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities                  129.59%                                     129.12%
                                                       =======                                     =======


(1)  Includes nonaccrual loans
(2) Includes interest-bearing deposits due from other banks and federal funds sold.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

         Asset Classification. Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, condition, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general credit loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by the Company.

         At September 30, 1998, the Company had 78 loans classified as substandard, doubtful, or loss totaling $3.3 million.

         Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the provision when management believes that the collectibility of the principal is unlikely. The provision is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While management uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

         At September 30, 1998, the allowance for credit losses amounted to $1,253,000, or 1.71% of outstanding loans. At December 31, 1997, the allowance for credit losses amounted to $1,183,000, or 1.57% of outstanding loans. The Company's provision for credit losses was $18,000 and $126,000 for the three months and nine months ended September 30, 1998, respectively. For the same three months and nine months periods in 1997, the provision for credit losses was $36,000 and $96,000, respectively. The provision was made based on management's assessment of general credit loss risk and asset quality. Increases in other real estate owned of $154,000 for the first nine months of 1998 as compared with $28,000 at December 31, 1998, have been reflected in the overall allowance recorded by management.


NONINTEREST INCOME AND EXPENSE

         Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts. Other sources of noninterest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer, and official check fees.

         Total noninterest income increased by $100,000 and $312,000 during the three months and nine months ended September 30, 1998, respectively, as compared to the same period in 1997, reflecting increased activity fees related to increases in deposit. Fees and service charges were $280,000 and $794,000 for the three months and nine months ended September 30, 1998, respectively, as compared to $163,000 and $467,000 for the comparable periods in 1997. The increase in fees and service charges is a direct result of the acquisition of Clewiston National Bank in the fourth quarter of 1997.

         Noninterest Expense. Total noninterest expense increased by $527,000 and $1,863,000 during the three months and nine months ended September 30, 1998, respectively, as compared to the same period in 1997, as a result of the Company's acquisition of Clewiston National Bank in 1997. For the first nine months in 1998, this increase includes a $789,000 increase in salary and benefits expense, as the Company acquired additional employees with the acquisition of Clewiston National Bank and provided normal salary and benefit increases. Occupancy-related expenses increased $302,000 in the first nine months of 1998 as compared with the same period in 1997, principally due to higher maintenance expenses, depreciation, and operating costs associated with the acquisition of Clewiston National Bank. All other expenses increased $772,000 in the first nine months of 1998 as compared with the same period in 1997 as a result of the Clewiston National Bank acquisition.


INCOME TAX EXPENSE

         The income tax provision was $194,000 and $431,000 for the three months and nine months ended September 30, 1998, respectively, or an effective rate of 36.4% and 35.3%, respectively. This compares with an effective rate of 26.1% and 30.9% for the same period in 1997, respectively.


                              FINANCIAL CONDITION

         The Company's total assets at September 30, 1998, were $113.6 million, increasing from $111.8 million at December 31, 1997. The increase of approximately $1.8 million resulted from the modest growth in deposits of $1.2 million. Increases in federal funds sold and investment securities of $5.5 million and $416,000, respectively, from December 31, 1997, to September 30, 1998, was partially offset by a moderate decline in loans of $1.8 million, or 2.5%, and a decline in cash and due from banks of $1.8 million. The reduction in loans was due to an intentional decrease in the loan portfolio of Clewiston National Bank, particularly in loans classified as substandard, doubtful, or loss and other loans classified as special mention and monitored by the Company.

         The Company expects to close during the fourth quarter of 1998 on the acquisition of two First Union National Bank branches in Wauchula and Arcadia, Florida. The total assets expected to be acquired in this transaction approximate $32.0 million. Goodwill and core deposit premium of $1.8 million will be recorded in this transaction and amortized over approximately ten years. The Bank's capital ratios will be maintained at or above the well-capitalized level through a capital infusion of approximately $1.0 million from the holding company. The holding company expects to borrow the amount of the capital infusion prior to closing of this transaction at terms that are expected to reflect current market rates.

         Total stockholders' equity as of September 30, 1998, was $10.3 million, an increase of $913,000 or approximately 9.7% compared with stockholders' equity of $9.4 million as of December 31, 1997. This increase was attributable to net income for the nine months of 1998 of $791,000, a $58,000 increase in the market value of investment securities available-for-sale, a reduction of $6,000 for cash paid in lieu of fractional shares in connection with a 2.5% stock dividend, and $70,000 increase for stock options exercised.

         The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the nine months ended September 30, 1998):

                                                                              Nine Months Ended         Year Ended
                                                                                September 30,          December 31,
                                                                                    1998                  1997
                                                                            -------------------      --------------
Return on average assets                                                             0.92%                0.92%
Return on average equity                                                            10.65%               10.82%
Interest-rate spread during the period                                               4.32%                3.72%
Net interest margin                                                                  5.25%                5.06%
Allowance for credit losses to period end loans                                      1.71%                1.57%
Net charge-offs to average loans                                                     0.10%                0.02%
Nonperforming assets to period end loans and foreclosed property                     1.01%                2.37%
Nonperforming assets to period end total assets                                      0.66%                1.61%

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity Management. Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.

         Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $12.1 million in the first nine months of 1998 as compared to $2.8 million in the same period of 1997. At September 30, 1998, and December 31, 1997, short-term investments totaled $8.8 million and $3.3 million, respectively. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

         Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

         Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

         Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $96.2 million at September 30, 1998, and $95.1 million at December 31, 1997. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future.

         Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions fund their balance sheets in part through large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company no longer accepts brokered deposits.

         Capital. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100% (the Federal Reserve grants an exemption from these requirements for bank holding companies with less than $150 million in consolidated assets, and therefore the Company's capital is currently measured only at the Bank level). Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution"s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

         Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 1998, as reflected in the following table.

         The following table sets forth the Bank's regulatory capital position (dollars in thousands):

                                                          Actual               Minimum(1)         Well-Capitalized(2)
                                                     Amount        %        Amount       %        Amount        %
                                                     ------      -----      ------      ----      ------      -----
Total Capital (to Risk-Weighted Assets)              $10,079     11.96%     $6,740      8.00%     $8,425      10.00%
Tier I Capital (to Risk-Weighted Assets)             $ 9,023     10.71%     $3,370      4.00%     $5,055       6.00%
Tier I Capital (to Average Assets)                   $ 9,023      7.97%     $4,529      4.00%     $5,661       5.00%


(1) The minimum required for adequately capitalized purposes.
(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations.

              BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY



PART II:      OTHER INFORMATION

              Item 1.      Legal Proceedings.
                           None.

              Item 2.      Changes in Securities.
                           None.

              Item 3.      Defaults upon Senior Securities.
                           None.

              Item 4.      Submission of Matters to a Vote of Security Holders.
                           None.

              Item 5.      Other Information.
                           None.

              Item 6.      Exhibits and Reports on Form 8-K.
                           a)   Exhibits.
                                Exhibit 27 - Financial Data Schedule
                                             (for SEC use only).

                           b)   Reports on Form 8-K.
                                None.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Big Lake Financial Corporation




Date: November 12, 1998             /s/ Joe G. Mullins
     --------------------           ------------------------------------------
                                    Joe G. Mullins
                                    Executive Vice President and
                                    Chief Administrative Officer



Date: November 12, 1998             /s/ Anita DeWitt
     --------------------           ------------------------------------------
                                    Anita DeWitt
                                    Treasurer and Principal Accounting Officer