Form 10KSB
period 1998-12-31
BIG LAKE FINANCIAL CORP
filed 1999-02-25
CIK 789561

=============================================================================---

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-KSB

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $10,299,000.

     The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (206,872 shares) on February 17, 1999, was approximately $5,171,800. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $25.00 per share on February 17, 1999. For the purposes of this response, directors, officers and holders of 5% or more of the issuer's Common Stock are considered the affiliates of the issuer at that date.

     As of February 17, 1999, there were issued and outstanding 490,001 shares of the issuer's Common Stock.

==============================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I................................................................    1
Item 1.   Business....................................................    1
          General.....................................................    1
          Acquisition of Branches.....................................    2
          Lending Activities..........................................    2
          Deposit Activities..........................................    3
          Investments.................................................    3
          Correspondent Banking.......................................    4
          Data Processing.............................................    4
          Effect of Governmental Policies.............................    4
          Interest and Usury..........................................    4
          Supervision and Regulation..................................    4
          Industry Restructuring......................................    9
          Competition.................................................    9
          Employees...................................................   10
          Statistical Profile and Other Financial Data................   10
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10
PART II...............................................................   11
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   11
          Dividends...................................................   11
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   12
          General.....................................................   13
          Recent Developments.........................................   13
          Year 2000...................................................   13
          Liquidity and Capital Resources.............................   14
          Results of Operations.......................................   15
          Comparison of Years Ended December 31, 1998 and 1997........   18
          Asset/Liability Management..................................   19
          Financial Condition.........................................   21
          Other Borrowings............................................   29
          Impact of Inflation and Changing Prices.....................   30
          Future Accounting Requirements..............................   30
Item 7.   Financial Statements........................................   31
Item 8.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   31
PART III..............................................................   32
Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.......................................................   32
Item 10.  Executive Compensation......................................   32
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management................................................   32
Item 12.  Certain Relationships and Related Transactions..............   32
Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   32
SIGNATURES............................................................   34
EXHIBIT INDEX.........................................................   35

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

     BLF filed an application with the Office of the Comptroller of the Currency (the "OCC") to merge Clewiston National Bank with and into Big Lake National Bank, which was approved on February 13, 1998. Clewiston National Bank was merged with and into Big Lake National Bank on the close of business on April 30, 1998. BLF has no significant operations other than owning the stock of Big Lake National Bank. Big Lake National Bank is a national banking association an d is the only source of revenue for BLF.

     BLF provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by BLF include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, BLF makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. BLF provides automated teller machine (ATM) cards, as a part of the HONOR ATM Network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the HONOR ATM Network, the Bank also provides the Presto and Cirrus systems for ATM use. In addition to the foregoing services, the offices of BLF provide customers with extended banking hours. BLF does not have trust powers and, accordingly, no trust services are provided.

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

     As is the case with banking institutions generally, BLF's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the OCC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. BLF faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "Competition."

ACQUISITION OF BRANCHES

     During 1998, BLF entered into negotiations with First Union National Bank ("First Union") to acquire certain assets and assume deposit liabilities and related accrued interest of First Union's Wauchula and Arcadia Branches ("Branch"). The Branch acquisitions were approved by the OCC and BLF's Board of Directors, and consummated on November 19, 1998. A summary of the transaction follows (dollars in thousands):

  Liabilities assumed.......................................  $30,957
                                                              -------
  Less assets purchased and other adjustments:
     Core deposit premiums..................................    1,942
     All other assets.......................................    1,092
     Other adjustments, net.................................      (8)
                                                              -------
                                                                3,026
                                                              -------
  Cash received at closing..................................  $27,931
                                                              =======

     The closing transactions are subject to a post-closing review period that will expire in the first quarter of 1999. Management does not anticipate any significant adjustments will be required. The proceeds received at closing were invested in federal funds sold and U. S. Government securities.

LENDING ACTIVITIES

     BLF offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in BLF's market area. BLF's consolidated total loans at December 31, 1998 were $76.9 million, or 51.1% of total BLF consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. BLF has no foreign loans or loans for highly leveraged transactions.

     BLF's loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of BLF's loans are made on a secured basis. As of December 31, 1998, approximately 80.2% of BLF's consolidated loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 55.5% of the total loan portfolio is secured by 1-4 family residential properties.

     BLF's commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Okeechobee, Highlands, Hardee, DeSoto, Glades, and Hendry Counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 8.3% of BLF's total loan portfolio as of December 31, 1998.

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

     For additional information regarding BLF's loan portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

     Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by BLF's loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

     Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. BLF attempts to minimize credit losses through various means. In particular, on larger credits, BLF generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, BLF attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

DEPOSIT ACTIVITIES

     Deposits are the major source of BLF's funds for lending and other investment activities. BLF considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 53.6% of BLF's consolidated total deposits at December 31, 1998. Approximately 46.4% of BLF's consolidated deposits at December 31, 1998 were certificates of deposit. Generally, BLF attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 6.0% of BLF's consolidated total deposits at December 31, 1998. The majority of the deposits of BLF are generated from Okeechobee, DeSoto, Glades, Hardee, Highlands, and Hendry Counties. BLF does not currently accept brokered deposits. For additional information regarding BLF's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

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

     BLF sells loan participations to correspondent banks with respect to loans which exceed BLF's lending limit. Management of BLF has established correspondent relationships with Independent Bankers' Bank of Florida and Compass Bank. BLF pays for such services.

DATA PROCESSING

     BLF has a data processing department which provides a full range of data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.

EFFECT OF GOVERNMENTAL POLICIES

     The earnings and business of BLF are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

INTEREST AND USURY

     BLF is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter BLF from continuing the process of originating loans.

SUPERVISION AND REGULATION

     Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting BLF and Big Lake National Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of BLF and Big Lake National Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

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

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

     Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to:

     - charter a national bank,
     - obtain deposit insurance coverage for a newly chartered institution,
     - establish a new branch office that will accept deposits,
     - relocate an office, or
     - merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

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

     Bank Regulation. Big Lake National Bank is chartered under the national banking laws and their deposits are insured by the FDIC to the extent provided by law. Big Lake National Bank is subject to comprehensive regulation, examination and supervision by the OCC and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. Big Lake National Bank is examined periodically by the OCC, to whom it submits periodic reports regarding its financial condition and other matters. The OCC has a broad range of powers to enforce regulations under its jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The OCC also has the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

     There are various statutory limitations on the ability of BLF to pay dividends. The OCC also has the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of Big Lake National Bank to pay dividends to BLF, see Part II -- Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

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

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

     - the default of a commonly controlled FDIC insured depository institution; or
     - any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

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

     Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on banks interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or noninterest income.

     The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 1998, Big Lake National Bank's Tier 1 and total risk-based capital ratios were 10.59% and 11.89%, respectively, and BLF's Tier 1 and total risk-based capital ratios were 10.79% and 12.08%, respectively.

     Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 1998, BLF's and Big Lake National Bank's leverage ratios were 6.36% and 6.23%, respectively.

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

     The OCC has issued final regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows:

     - an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;
     - an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;
     - an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
     - an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and
     - an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets.

     The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

     Generally, FDICIA requires that an "undercapitalized" institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes "undercapitalized" and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

     - 5% of the institution's total assets at the time the institution becomes "undercapitalized" or
     - the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

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

     If an institution is "critically undercapitalized," it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any "critically undercapitalized" institution and to prohibit such an institution, without the appropriate Federal banking agency's prior written approval, from:

     - entering into any material transaction other than in the usual course of business;
     - engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

     - paying excessive compensation or bonuses; and
     - paying interest on new or renewed liabilities at a rate that would increase the institution's weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution's normal market areas.

     The "prompt corrective action" provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become "undercapitalized." Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

     Additionally, FDICIA requires, among other things, that:

     - only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and
     - the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state-chartered institutions examined by state regulators.

     FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

     As of December 31, 1998, BLF and Big Lake National Bank met the capital requirements of a "well capitalized" institution.

     The OCC has proposed revising its risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured by either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, BLF's management cannot determine what effect, if any, an interest rate risk component would have on the capital of its subsidiary bank.

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

     Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of Big Lake National Bank will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

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

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of BLF may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank (such as Big Lake National
Bank). Upon receipt of such notice, the OCC may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company's or state bank's voting stock, or if one or more other control factors set forth in the Act are present.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least two years.

     Effect of Governmental Policies. The earnings and businesses of BLF and Big Lake National Bank are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

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

EMPLOYEES

     As of December 31, 1998, BLF and Big Lake National Bank collectively had 93 full-time employees (including executive officers) and 5 part-time employees. The employees are not represented by a collective bargaining unit. BLF and Big Lake National Bank consider relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

     Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of BLF's business activities.

ITEM 2.  PROPERTIES

     The main office of BLF and Big Lake National Bank is located at 1409 S. Parrott Avenue, Okeechobee, Florida 34974, in a two-story building of approximately 8,010 square feet, which is owned by BLF. Big Lake National Bank also has banking offices located at 1801 Highway 441 SE, Okeechobee, Florida 34974, in a one-story building of approximately 1,196 square feet, which is owned by Big Lake National Bank; a branch at 199 N. U.S. Highway 27, Lake Placid, Florida 33852, in a one-story building of approximately 2,000 square feet, which is owned by Big Lake National Bank; a branch at 300 South Berner Road, Clewiston, Florida 33440, in a one-story building of approximately 5,700 square feet, which is owned by Big Lake National Bank; a branch at 401 E. Sugarland Highway, Clewiston, Florida 33440, in a one-story building of approximately 1,600 square feet, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2001); a branch at 6th Street and Highway 27, Moore Haven, Florida 33471, in a one-story building of approximately 2,800 square feet, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 1999); a branch at 17 N. Lee Street, LaBelle, Florida 33935, in a one-story building of approximately 1,960 square feet, which is owned by Big Lake National Bank; a branch in a one-story building of approximately 1,491 square feet located at 1601 East Oak Street, Arcadia, Florida 34266, which is owned by Big Lake National Bank; and a branch at 202 North 6th Avenue, Wauchula, Florida 33874 in a one-story building of approximately 6,878 square feet, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2013). Big Lake National Bank also has an operations center adjacent to the branch office at 1801 Highway 441 S.E., Okeechobee, Florida 34974. This facility is a one-story building of approximately 3,600 square feet, which is owned by Big Lake National Bank.

ITEM 3.  LEGAL PROCEEDINGS

     BLF and Big Lake National Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against BLF or Big Lake National Bank which, if determined adversely, would have a material adverse effect on BLF's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of BLF security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The shares of BLF Common Stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of BLF Common Stock. Management of BLF is aware of certain transactions in its shares that have occurred since January 1, 1997, although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of BLF Common Stock that occurred in transactions known to BLF management in the respective periods during 1997 and 1998:

                                                       1998                     1997
                                              ----------------------   ----------------------
                                              HIGH     LOW    SHARES   HIGH     LOW    SHARES
                                              -----   -----   ------   -----   -----   ------
1st Quarter.................................  21.00   21.00      972   15.00   15.00     212
2nd Quarter.................................  23.00   22.00   15,271      --      --      --
3rd Quarter.................................  24.00   22.00   10,669      --      --      --
4th Quarter.................................  24.00   23.00      883   22.50   22.50   2,680

     BLF had approximately 562 shareholders of record as of December 31, 1998.

DIVIDENDS

     BLF has not paid any cash dividends in the past. BLF intends that, for the foreseeable future, it will retain earnings to finance continued growth rather than pay cash dividends on BLF Common Stock. If at any time BLF's Board determines to pay dividends on the BLF Common Stock, the timing and the extent to which dividends are paid by BLF will be determined by such Board in light of then-existing circumstances, including BLF's rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by BLF will be dividends received from Big Lake National Bank. Payments by Big Lake National Bank to BLF are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of Big Lake National Bank to pay dividends to BLF. The OCC also has the general authority to limit the dividends paid by national banks if such payment may be deemed to constitute an unsafe and unsound practice. As a national bank, Big Lake National Bank may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of BLF at, and results of operations of BLF for the years ended, December 31, 1998 and 1997. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of BLF presented elsewhere herein.

                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income.............................  $  9,094   $  5,491   $  4,229   $  3,195   $  2,548
Interest expense............................     3,464      2,204      1,736      1,211        781
                                              --------   --------   --------   --------   --------
Net interest income before provision for
  credit losses.............................     5,630      3,287      2,493      1,984      1,767
Provision for credit losses.................       144        280        132         70         14
                                              --------   --------   --------   --------   --------
Net interest income after provision for
  credit losses.............................     5,486      3,007      2,361      1,914      1,753
Noninterest income..........................     1,205        814        589        518        385
Noninterest expenses........................     5,043      2,847      2,112      1,574      1,575
                                              --------   --------   --------   --------   --------
Earnings before income taxes................     1,648        974        838        858        563
Provision for income taxes..................       574        316        287        308        188
                                              --------   --------   --------   --------   --------
          Net earnings......................  $  1,074   $    658   $    551   $    550   $    375
                                              ========   ========   ========   ========   ========
Per share data(1):
  Earnings per share........................  $   2.20   $   1.91   $   1.74   $   1.74   $   1.18
  Cash dividends declared...................  $     --   $     --   $     --   $     --   $     --
  Book value at end of period...............  $  21.39   $  19.36   $  15.34   $  13.86   $  11.83
Common shares outstanding at end of period
  (1).......................................   490,001    486,815    316,429    316,429    316,429
Weighted average common shares outstanding
  during period (1).........................   488,779    344,875    316,429    316,429    318,810
Total assets at end of period...............  $150,552   $111,792   $ 59,518   $ 55,824   $ 37,175
Cash and cash equivalents...................  $  7,776   $  9,788   $  4,402   $ 12,520   $  4,582
Investment securities.......................  $ 59,560   $ 22,759   $ 16,015   $ 11,922   $  6,507
Loans, net..................................  $ 75,103   $ 73,972   $ 36,262   $ 28,663   $ 24,580
Deposits....................................  $138,608   $101,332   $ 54,245   $ 50,793   $ 33,299
Other borrowings............................  $    500   $     --   $     --   $     --   $     --
Stockholders' equity........................  $ 10,480   $  9,423   $  4,854   $  4,386   $  3,744
Total loans before allowance for credit
  losses....................................  $ 76,380   $ 75,155   $ 36,732   $ 29,026   $ 24,904
Allowance for credit losses.................  $  1,277   $  1,183   $    470   $    363   $    323
Nonperforming loans.........................  $  1,049   $  1,536   $    111   $     30   $    291
Nonperforming loans and other assets........  $  1,221   $  1,797   $    111   $    126   $    299
Allowance for credit losses as a percentage
  of period-end total loans.................      1.67%      1.57%      1.28%      1.25%      1.30%
Allowance for credit losses as a percentage
  of nonperforming loans....................    121.73%     77.02%    423.42%   1210.00%    111.00%
Total nonperforming loans as a percentage of
  total loans...............................      1.37%      2.04%      0.30%      0.10%      1.17%
Total nonperforming loans as a percentage of
  total assets..............................      0.70%      1.37%      0.19%      0.05%      0.78%
Total nonperforming loans and real estate
  owned as a percentage of total assets.....      0.81%      1.61%      0.19%      0.23%      0.80%

---------------

(1) Adjusted for the 2.5% stock dividends in shares of BLF Common Stock in 1994 through 1998.

GENERAL

     BLF's principal asset is its ownership of Big Lake National Bank. Accordingly, BLF's results of operations are primarily dependent upon the results of operations of Big Lake National Bank. BLF conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). BLF's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon BLF's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, BLF's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

RECENT DEVELOPMENTS

     During 1998, BLF entered into negotiations with First Union National Bank ("First Union") to acquire certain assets and assume deposit liabilities and related accrued interest of First Union's Wauchula and Arcadia Branches ("Branch"). The Branch acquisitions were approved by the OCC and the Company's Board of Directors, and consummated on November 19, 1998. For a more detailed discussion, see "Business Acquisition of Branches" and the Notes to Consolidated Financial Statements contained herein.

YEAR 2000 OVERVIEW

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software and/or hardware may recognize a date using "00" as the year 1900 rather than the year 2000.

     This could result in a system failure or other disruption of operations and impede normal business activities. In June 1996, the Federal Financial Institutions Examination Council ("FFIEC") alerted the banking industry of the serious challenges that would be encountered with Year 2000 issues. The OCC has also implemented a plan to require compliance with Year 2000 issues and regularly examines our progress.

YEAR 2000 -- BLF'S STATE OF READINESS

     In accordance with OCC guidelines, BLF has developed a comprehensive plan which it believes will result in timely and adequate modifications of its systems and technology to address its Year 2000 issues, which contemplates all system conversions and testing to be substantially completed by June 30, 1999. BLF has completed a top-down assessment of its mission-critical and other systems for Year 2000 compliance and is currently in the third and fourth of five phases for compliance, "renovation and validation," as defined by the FFEIC. BLF has assessed its non-information technology systems and has found that most have no Year 2000 considerations. Those systems that are date-sensitive will be validated during the first or second quarter of 1999.

     To determine the readiness of its lending customers, Big Lake National Bank utilizes a Year 2000 compliance agreement which is produced by its lending software. This document addresses the Year 2000 problem, and requires each customer to satisfy certain requirements. While many of its commercial borrowers renew on an annual basis and will sign the agreement, letters will be mailed to those not on file as having been assessed. The allowance for credit losses, liquidity, and contingencies are reviewed on a quarterly basis and will be modified as necessary. Significant depositors are identified as those with a combined relationship of over $100,000, and any who may represent a Year 2000 high risk will be re-assessed during each quarter of 1999.

     To determine the readiness of BLF's vendors, BLF has sent out a letter to each vendor inquiring about their compliance with Year 2000. For those vendors that have responded that they are compliant and that BLF has determined to not have a material impact on Big Lake National Bank's operations, no further work is performed. For those vendors that have responded they are working towards Year 2000 compliance and that we BLF has determined to be significant, including mission critical vendors, BLF will follow up on a regular basis through 1999. If those vendors do not demonstrate compliance by a certain date, BLF will seek other alternatives in accordance with its contingency plan, which may include seeking replacement vendors. To date all vendors who have been identified as critical have responded and are not considered to pose a significant risk.

YEAR 2000 -- BLF'S COSTS AND RISKS

     A few of BLF's computer hardware and software applications were modified or replaced in order to maintain their functionality as the year 2000 approaches. BLF has spent approximately $28,000 as of December 31, 1998, to address its Year 2000 issues and estimate its total costs over the two-year period 1998 -- 1999 to be approximately $36,000, which will come from its general funds. None of these costs, however, are expected to materially impact its results of operations in any one reporting period.

     Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures BLF undertakes, but also on the way in which the year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to it, receive data from BLF, or whose financial condition or operational capability is important to BLF, such as suppliers or customers. At worst, BLF's customers and vendors will face severe Year 2000 issues, which may cause borrowers to become unable to service their loans. BLF may also be required to replace non-compliant vendors with more expensive Year 2000-compliant vendors. At this time BLF cannot determine the financial effect on BLF if significant customer and/or vendor remediation efforts are not resolved in a timely manner.

YEAR 2000 -- BLF'S CONTINGENCY PLANS

     BLF has created a contingency plan which would take effect should there be circumstances preventing timely implementation. This plan addresses both BLF's "Business Remediation Contingencies" and "Business Resumption Contingencies." BLF's main computer and software have undergone multiple rounds of user group testing, with two such tests monitored by on-site personnel from Big Lake National Bank. These tests, along with the resultant documentation, show that BLF's software and hardware are Year 2000 compliant. Independent review of the testing has been contracted with external consultants as an added measure of assurance and is expected to be completed during the first quarter of 1999. It is believed that all mission critical issues are compliant based upon testing performed and that no Business Remediation Contingencies will be necessary. Business Resumption Contingencies will be kept current to ensure BLF's preparedness should a failure occur during any of the critical dates.

LIQUIDITY AND CAPITAL RESOURCES

     A national bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts under $47.8 million. Where net transaction deposit accounts exceed $47.8 million, the reserve requirements are $1,434,000 plus 10% of the amount over $47.8 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the OCC, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 1998 and 1997, Big Lake National Bank had liquidity ratios of 38.0% and 56.6%, respectively.

     BLF's principal sources of funds are those generated by Big Lake National Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.

     BLF uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 1998 and 1997, BLF had commitments to originate loans totaling $6.8 million and $4.7 million, respectively, and had issued but unused letters of credit of $129,000 and $103,000, respectively. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 1998 and 1997 totaled $47.1 million and $39.1 million, respectively. Management believes that BLF has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that BLF can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

     In accordance with risk capital guidelines issued by the OCC and Federal Reserve, Big Lake National Bank and BLF are required to maintain a minimum standard of total capital to risk-weighted assets of 8.0%. Additionally, regulatory agencies require banks and holding companies to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to average assets. The leverage-capital ratio ranges from 3.0% to 5.0% based on the bank's and bank holding company's rating under the regulatory rating system.

     During 1998, BLF entered into a line-of-credit agreement with Independent Bankers' Bank of Florida that enables BLF to borrow up to $1.0 million. The purpose of this loan was to provide additional capital to Big Lake National Bank in connection with its acquisition of two branches from First Union. Advances of $500,000 were used by BLF to increase the capital of Big Lake National Bank in order to maintain Big Lake National Bank's capital ratios at levels requested by the OCC's approval of the acquisition of the First Union branches.

     The following table summarizes the regulatory capital levels and ratios for Big Lake National Bank and BLF:

                                                                    ACTUAL RATIOS
                                                            ------------------------------
                                                            BIG LAKE
                                                            NATIONAL           REGULATORY
                                                              BANK      BLF    REQUIREMENT
                                                            --------   -----   -----------
At December 31, 1998
  Total capital to risk-weighted assets...................   11.89%    12.08%     8.00%
  Tier I capital to risk-weighted assets..................   10.59%    10.79%     4.00%
  Tier I capital to average assets -- leverage assets.....    6.23%     6.36%     4.00%

RESULTS OF OPERATIONS

     Net interest income before provision for credit losses, which constitutes the principal source of income for BLF, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts ("NOW accounts"), retail savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

     Net interest income before provision for credit losses was $5,630,000 for BLF for the year ended December 31, 1998, compared with $3,287,000 for the year ended December 31, 1997. This improvement in net interest income was a result of a higher volume of net interest-earning assets, primarily due to the 1997 acquisition of CNB, offset in part by a lower interest-rate spread.

     The following table shows selected ratios for the periods ended or at the dates indicated:

                                                              FOR THE YEARS
                                                                  ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
Average equity as a percentage of average assets............   8.47%    8.50%
Equity to total assets at end of period.....................   6.96%    8.43%
Return on average assets....................................   0.90%    0.92%
Return on average equity....................................  10.68%   10.82%
Noninterest expense to average assets.......................   4.25%    3.98%

     The rates and yields at the dates indicated were as follows:

                                                                 WEIGHTED
                                                              AVERAGE YIELD
                                                                OR RATE AT
                                                               DECEMBER 31,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
Loans.......................................................  9.48%    9.68%
Investment securities.......................................  5.80%    5.85%
Other interest-earning assets...............................  5.49%    5.13%
All interest-earning assets.................................  8.24%    8.45%
Money market deposits.......................................  2.45%    2.26%
NOW accounts................................................  2.87%    2.62%
Savings deposits............................................  2.27%    2.67%
Certificates of deposit.....................................  5.16%    6.10%
All interest-bearing liabilities............................  4.10%    4.73%
Interest-rate spread........................................  4.14%    3.72%

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

                                                                      YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------
                                                                1998                             1997
                                                   ------------------------------   ------------------------------
                                                              INTEREST    AVERAGE              INTEREST    AVERAGE
                                                   AVERAGE       AND      YIELD/    AVERAGE       AND      YIELD/
                                                   BALANCE    DIVIDENDS    RATE     BALANCE    DIVIDENDS    RATE
                                                   --------   ---------   -------   --------   ---------   -------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans(1).......................................  $ 74,223    $7,033      9.48%    $ 44,735    $4,332      9.68%
  Investment and mortgage-backed securities......    24,520     1,422      5.80%      16,765       981      5.85%
  Other interest-earning assets(2)...............    11,630       639      5.49%       3,470       178      5.13%
                                                   --------    ------               --------    ------
         Total interest-earning assets...........   110,373     9,094      8.24%      64,970     5,491      8.45%
                                                               ------                           ------
Noninterest-earning assets.......................     8,404                            6,549
                                                   --------                         --------
         Total assets............................  $118,777                         $ 71,519
                                                   ========                         ========
Interest-bearing liabilities:
  Demand, money market and NOW deposits..........  $ 24,291       665      2.74%    $ 11,977       299      2.50%
  Savings........................................    10,730       244      2.27%       6,066       162      2.67%
  Certificates of deposit........................    49,421     2,551      5.16%      28,556     1,742      6.10%
  Other..........................................        90         4      4.44%          25         1      4.00%
                                                   --------    ------               --------    ------
         Total interest-bearing liabilities......    84,532     3,464      4.10%      46,624     2,204      4.73%
                                                               ------                           ------
Noninterest-bearing liabilities..................    24,185                           18,813
Stockholders' equity.............................    10,060                            6,082
                                                   --------                         --------
         Total liabilities and stockholders'
           equity................................  $118,777                         $ 71,519
                                                   ========                         ========
Net interest income before provision for credit
  losses.........................................              $5,630                           $3,287
                                                               ======                           ======
Interest-rate spread(3)..........................                          4.14%                            3.72%
                                                                           ====                             ====
Net interest margin(4)...........................                          5.10%                            5.06%
                                                                           ====                             ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities...........    130.57%                          139.35%
                                                   ========                         ========

---------------

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

                                                             YEAR ENDED DECEMBER 31,
                                                                  1998 VS. 1997
                                                           INCREASE (DECREASE) DUE TO
                                                         -------------------------------
                                                                         RATE/
                                                         RATE   VOLUME   VOLUME   TOTAL
                                                         ----   ------   ------   ------
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans................................................  $(93)  $2,856   $  (62)  $2,701
  Investment and mortgage-backed securities............    (9)     454       (4)     441
  Other interest-earning assets........................    13      419       29      461
                                                         ----   ------   ------   ------
          Total interest-earning assets................   (89)   3,729      (37)   3,603
                                                         ----   ------   ------   ------
Interest-bearing liabilities:
  Demand, money market and NOW deposits................    29      307       30      366
  Savings..............................................   (24)     125      (19)      82
  Certificates of deposit..............................  (268)   1,273     (196)     809
  Other................................................    --        3       --        3
                                                         ----   ------   ------   ------
          Total interest-bearing liabilities...........  (263)   1,708     (185)   1,260
                                                         ----   ------   ------   ------
Net interest income before provision for credit
  losses...............................................  $174   $2,021   $  148   $2,343
                                                         ====   ======   ======   ======

Comparison of Years Ended December 31, 1998 and 1997

  General

     Net earnings for the year ended December 31, 1998, were $1,074,000, or $2.20 per share, compared to net earnings of $658,000, or $1.91 per share, for the year ended December 31, 1997. Net earnings for 1998 versus 1997 increased $416,000, or 63.2%. The acquisition of CNB in late-1997 and improvements in the level of nonperforming loans, which resulted in a lower provision for credit losses in 1998 versus 1997, contributed to increased earnings in 1998 over 1997. The acquisition of CNB, the merger of Clewiston National Bank with and into Big Lake National Bank on April 30, 1998, and the acquisition of the First Union branches in late-1998 contributed to the higher levels of operating expenses in 1998 as compared with 1997.

  Interest Income and Expense

     Interest income increased by $3,603,000 from $5,491,000 for the year ended December 31, 1998, to $9,094,000 for the year ended December 31, 1998. Interest income on loans increased $2,701,000 due to an increase in the average loan portfolio balance from $44.7 million for the year ended December 31, 1997, to $74.2 million for the comparable 1998 period, partially offset by a decrease of 20 basis points in the weighted average yield of loans. Substantially all of the increase in loans from 1997 to 1998 resulted from the acquisition of Clewiston National Bank.

     Interest on investment securities increased $441,000 due to an increase in the average investment securities portfolio to $24.5 million in 1998 from $16.8 million in 1997, partially offset by a decrease in the average yield earned from 5.85% in 1997 to 5.80% in 1998. Interest on other interest-earning assets increased $461,000 due to an increase from $3.5 million in average other interest-earning assets in 1997 to $11.6 million in 1998, and an increase in the weighted average yield of 36 basis points. The increases in investment securities and other interest-earning assets were attributable to the acquisitions of Clewiston National Bank and the First Union branches.

     Interest expense increased to $3,464,000 for the year ended December 31, 1998, from $2,204,000 for the year ended December 31, 1997. Interest expense on deposit accounts increased because of an increase in the average balance from $46.6 million in 1997 to $84.4 million in 1998, partially offset by a decrease in the average rates paid on interest-bearing liabilities of 63 basis points. The increase in average deposits resulted primarily from the acquisition of Clewiston National Bank and the First Union Branches. The improvement in average rates paid on deposits is due in part to replacing higher cost deposits from Clewiston National Bank with the lower rates paid by Big Lake National Bank.

  Provision for Credit losses

     The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by BLF, the amounts of nonperforming loans, general economic conditions, particularly as they relate to BLF's market area, and other factors related to the collectibility of BLF's loan portfolio. For the two months ended December 31, 1997, BLF recorded provisions for credit losses totaling $148,000 to strengthen its allowance for credit losses and address potential exposure from nonperforming loans acquired from Clewiston National Bank on October 31, 1997. In 1998, management reduced the level of the provision for credit losses consistent with its level of nonperforming loans.

  Other Income

     Total noninterest income increased $391,000 primarily as a result of the acquisitions of Clewiston National Bank and the First Union branches.

  Other Expense

     Total noninterest expense increased $2,196,000 to $5,043,000 for the year ended December 31, 1998, from $2,847,000 for the year ended December 31, 1997, primarily due to increases in compensation and employee benefits of $960,000, occupancy expense of expenses of bank premises and fixed assets of $369,000, and other operating expenses of $867,000, principally due to the acquisition of Clewiston National Bank and the First Union branches. Also contributing to the overall growth in expenses at Big Lake National Bank were personnel additions in its lending and retail banking areas and the full year impact of the 1997 expansion to its drive-in facilities at the main office and the construction of a new operations center.

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

     Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. BLF's cumulative one-year gap at December 31, 1998, was a negative 21.4% of assets.

     Management generally attempts to maintain a one-year gap range of negative 20% to positive 20%; however, the recent acquisition of the First Union branches resulted in the negative one-year gap of 21.4%.

     Principal among BLF's asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce BLF's exposure during periods of fluctuating interest rates. Management believes that the type and amount of BLF's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on BLF's net interest income. BLF seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. BLF's demand, money market, and NOW deposit accounts approximated 41.0% and 39.9% of total deposits at December 31, 1998 and 1997, respectively. These accounts bore a weighted average cost of deposits of 1.39% and 0.99% during the years ended December 31, 1998 and 1997, respectively. Management anticipates that these accounts will continue to comprise a significant portion of BLF's total deposit base. BLF also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 1998 and 1997, approximately 12.7% and 17.0%, respectively, of BLF's total assets consisted of cash and due from banks, federal funds sold, and short-term investment securities. In addition, at December 31, 1998 and 1997, Big Lake National Bank's liquidity ratio was approximately 38.0% and 56.6%, respectively. BLF also maintains a "floor," or minimum rate, on certain of its floating or prime based loans. These floors allow BLF to continue to earn a higher rate when the floating rate falls below the established floor rate.

     The following table sets forth certain information relating to BLF's interest-earning assets and interest-bearing liabilities at December 31, 1998, that are estimated to mature or are scheduled to reprice within the period shown:

                                    UNDER     3 TO 12                 OVER
                                   3 MONTHS    MONTHS    1-5 YEARS   5 YEARS    TOTALS
                                   --------   --------   ---------   -------   --------
                                                  (DOLLARS IN THOUSANDS)
Federal funds sold...............  $  1,150   $     --   $     --    $    --   $  1,150
Loans(1).........................    12,508     35,259     20,420      7,701     75,888
Securities(2)....................     6,203      5,165     44,007      4,185     59,560
                                   --------   --------   --------    -------   --------
          Total rate-sensitive
            assets (earning
            assets)..............  $ 19,861   $ 40,424   $ 64,427    $11,886   $136,598
                                   ========   ========   ========    =======   ========
Money market and NOW
  deposits(2)....................  $ 28,061   $     --   $     --    $    --   $ 28,061
Savings deposits(2)..............    17,399         --         --         --     17,399
Certificates of deposit(2).......    20,041     27,046     17,259         --     64,346
                                   --------   --------   --------    -------   --------
          Total rate-sensitive
            liabilities..........  $ 65,501   $ 27,046   $ 17,259    $    --   $109,806
                                   ========   ========   ========    =======   ========
Gap (repricing differences)......  $(45,640)  $ 13,378   $ 47,168    $11,886   $ 26,792
                                   ========   ========   ========    =======   ========
Cumulative Gap...................  $(45,640)  $(32,262)  $ 14,906    $26,792
                                   ========   ========   ========    =======
Cumulative GAP/total assets......     (30.3)%    (21.4)%      9.9%      17.8%
                                   ========   ========   ========    =======
Cumulative GAP/total earning
  assets.........................     (33.4)%    (23.6)%     10.9%      19.6%
                                   ========   ========   ========    =======
          Total Assets...........                                              $150,552
                                                                               ========

---------------

(1) In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.
(2) Excludes noninterest-bearing deposit accounts. Money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates. Investments were scheduled based on their remaining maturity or repricing frequency.

FINANCIAL CONDITION

  Lending Activities

     A significant source of income for BLF is the interest earned on loans. At December 31, 1998, BLF's total assets were $150.6 million and its net loans were $75.1 million or 49.9% of total assets. At December 31, 1997, BLF's total assets were $111.8 million and its net loans were $74.0 million or 66.2% of total assets. The decline in the percentage of net loans to total assets is a result of the recent acquisition of the First Union branches. The acquired assets consisted principally of cash, which was converted to securities, and other assets.

     Big Lake National Bank's primary market area consists of Okeechobee, Clewiston, Moore Haven, LaBelle, Arcadia, Wauchula, and Lake Placid, Florida. This region's economy is primarily dependent upon agriculture, light industry, and tourism. Okeechobee is located on the northern end of Lake Okeechobee in South Central Florida and is the seat of government for Okeechobee County. Okeechobee County has a diverse group of employers. Lake Okeechobee, located in the southern portion of the County, is a 750 square mile lake bordered by four other counties. The lake serves as a tourist attraction. Big Lake National Bank's primary market area also includes Lake Placid, Florida, which is located approximately 70 miles east of Fort Myers in Highlands County. Agriculture is the main income producing industry around the city. The area also supports the citrus and cattle industries. In the early 1980s, Hendry County was essentially a rural community, dependent on several seasonal or cyclical industries. As the Fort Myers and West Palm Beach business markets have experienced expansion over the past ten years, Hendry County's location between these two metropolitan areas has afforded relocation and business opportunities for industries desiring a proximate location to two of Florida's major growth regions.

     There is no assurance that the Bank's market area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or slow-down in general economic conditions could have an adverse effect on BLF.

     Lending activities are conducted pursuant to a written policy which has been adopted by BLF. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of Big Lake National Bank.

     The following table sets forth information concerning BLF's loan portfolio by type of loan at the dates indicated:

                                                               AT DECEMBER 31,
                                                      ----------------------------------
                                                           1998               1997
                                                      ---------------    ---------------
                                                                % OF               % OF
                                                      AMOUNT    TOTAL    AMOUNT    TOTAL
                                                      -------   -----    -------   -----
                                                            (DOLLARS IN THOUSANDS)
Real estate loans...................................  $61,710    80.2%   $58,455    77.3%
Installment and other loans.........................    8,828    11.5     10,546    13.9
Commercial and agricultural loans...................    6,399     8.3      6,671     8.8
                                                      -------   -----    -------   -----
          Total loans...............................   76,937   100.0%    75,672   100.0%
                                                                =====              =====
Less:
  Deferred loan and unearned fees...................      557                517
     Allowance for credit losses....................    1,277              1,183
                                                      -------            -------
  Loans, net........................................  $75,103            $73,972
                                                      =======            =======

     The following table reflects the contractual principal repayments by period of BLF's loan portfolio at December 31, 1998 (excluding nonaccrual loans):

                                                   1 YEAR    1 THROUGH    AFTER
                                                   OR LESS    5 YEARS    5 YEARS    TOTAL
                                                   -------   ---------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
Real estate loans................................  $ 7,742    $13,744    $39,651   $61,137
Installment loans................................    2,113      6,340        373     8,826
Commercial and all other loans...................    2,971      2,053        901     5,925
                                                   -------    -------    -------   -------
          Total loans............................  $12,826    $22,137    $40,925   $75,888
                                                   =======    =======    =======   =======
Loans with maturities over one year:
  Fixed rate.....................................                                  $26,200
  Variable rate..................................                                   36,862
                                                                                   -------
          Total maturities greater than one
            year.................................                                  $63,062
                                                                                   =======

     The following table sets forth total loans originated and repaid during the periods indicated:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Originations:
  Mortgage loan systems.....................................   $  8,908     $ 14,340
  Installment loan system...................................      4,975        6,080
  Commercial loan system....................................     14,602        9,468
                                                               --------     --------
          Total loans originated............................     28,485       29,888
  Acquisition of Clewiston National Bank loans..............         --       34,726
  Principal reductions......................................    (27,220)     (25,735)
                                                               --------     --------
  Increase in total loans...................................   $  1,265     $ 38,879
                                                               ========     ========

  Asset Quality

     Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in BLF's loan portfolio are collateralized by residential and commercial real estate mortgages. As of December 31, 1998 and 1997, approximately 80.2% and 77.3%, respectively, of the total loan portfolio was collateralized by real estate of which 22.3% and 18.0% of the total loan portfolio was secured by commercial real estate as of December 31, 1998 and 1997, respectively. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 1998, total nonperforming assets were $1,221,000 or 0.8% of total assets, compared to $1,797,000 or 1.6% of total assets at December 31, 1997.

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

     The repayment of consumer installment loans and other loans to individuals is closely linked to the economic conditions of the communities in which BLF operates (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition Lending Activities"). For the most part, these local economies enjoy diverse labor forces. The majority of these consumer installment loans are secured by collateral which limits, to a degree, any loss BLF would suffer upon default.

     Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. BLF, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 1998:

Real estate mortgage loans..................................   80.2%
Installment and other loans.................................   11.5%
Commercial and agricultural loans...........................    8.3%
                                                              -----
                                                              100.0%
                                                              =====

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

     Real estate acquired by BLF as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO"). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further allowances for losses in OREO are recorded at the time management believes additional deterioration in value has occurred.

     Management has adopted SFAS No. 114, which considers a loan to be impaired if it is probable that BLF will be unable to collect all amounts due under the contractual terms of the loan agreement. If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan's effective interest rate. As a practical expedient, however, the loan's value may be based on:

     - the loan's market price; or
     - the fair value of the loan's collateral, less discounted estimated costs to sell, if the collateral is expected to be the sole source of repayment.

     If the value of the loan is less than the recorded investment in the loan, a loss should be recognized by recording a valuation allowance and a corresponding increase to the provision for credit losses charged to operating expenses.

     Situations may occur where:

     - BLF receives physical possession of a debtor's assets regardless of whether formal foreclosure proceedings have been initiated or completed; or
     - the debtor has effectively surrendered control of the underlying collateral in contemplation of foreclosure.

     These situations are referred to as "in-substance foreclosures." SFAS No. 114 recognizes the practical problems of accounting for the operation of an asset the creditor does not possess, and states that a loan for which foreclosure is probable should continue to be accounted for as a loan.

     At December 31, 1998 and 1997, loans considered by management to be impaired or in-substance foreclosed totaled $1,049,000 and $1,529,000, respectively. The impaired loans for 1998 and 1997 were also classified as nonaccrual loans.

     The following tables sets forth certain information on nonaccrual loans and real estate owned, the ratio of such loans and real estate owned to total assets as of the dates indicated, and certain other related information (as classified for regulatory reporting purposes):

                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                               1998           1997
                                                              -------        -------
                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  Real estate...............................................  $  573         $1,057
  Installment loans.........................................       2             59
  Commercial and all other loans............................     474            413
                                                              ------         ------
          Total nonaccrual loans............................   1,049          1,529
Accruing loans over 90 days delinquent
  Real estate loans.........................................      --             --
  Installment loans.........................................      --              7
  Commercial and all other loans............................      --             --
                                                              ------         ------
          Total accrual loans over 90 days delinquent.......      --              7
                                                              ------         ------
Troubled debt restructurings not included above.............      --             --
                                                              ------         ------
          Total nonperforming loans.........................   1,049          1,536
                                                              ------         ------
Other real estate owned:
  Real estate acquired by foreclosure or deed in lieu of
     foreclosure............................................     172            261
                                                              ------         ------
          Total nonperforming loans and other real estate
            owned...........................................  $1,221         $1,797
                                                              ======         ======
Total nonperforming loans as a percentage of total loans....    1.37%          2.04%
                                                              ======         ======
Total nonperforming loans as a percentage of total assets...    0.70%          1.37%
                                                              ======         ======
Total nonperforming loans and real estate owned as a
  percentage of total assets................................    0.81%          1.61%
                                                              ======         ======

  Allowance for Credit Losses

     In originating loans, BLF recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to attempt to maintain an adequate allowance for credit losses based on, among other things, BLF's historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Credit Losses."

     Management continues to actively monitor BLF's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. BLF's allowance for credit losses at December 31, 1997, was $1,183,000. BLF increased the allowance to $1,277,000 as of December 31, 1998, consistent with the level of nonperforming loans as a percentage of total assets (principally from Clewiston National
Bank). Management considers several factors in determining the reserves, including the favorable charge off history, the relatively low level of nonperforming assets prior to the acquisition of Clewiston National Bank, and the value of the underlying collateral. Furthermore, nonperforming loans at December 31, 1998, have declined to 1.37% of total loans. Without expectation of any significant losses from the liquidation of the underlying collateral, management believes its net additions to the allowance for credit losses of $94,000 from December 31, 1997, to December 31, 1998, are adequate when compared with BLF's nonperforming loans and total loans.

     The following table sets forth information with respect to activity in BLF's allowance for credit losses during the periods indicated:

                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Allowance at beginning of period, adjusted for Clewiston
  National Bank.............................................   $1,183        $  894
                                                               ------        ------
Charge-offs:
  Real estate loans.........................................       59            16
  Installment loans.........................................       58            36
  Commercial and all other loans............................       11             2
                                                               ------        ------
          Total charge-offs.................................      128            54
                                                               ------        ------
Recoveries:
  Real estate loans.........................................       40            --
  Installment loans.........................................       25             6
  Commercial and all other loans............................       13            57
                                                               ------        ------
          Total recoveries..................................       78            63
                                                               ------        ------
Provision for credit losses charged to operations...........      144           280
                                                               ------        ------
Allowance at end of period..................................   $1,277        $1,183
                                                               ======        ======
Ratio of net charge-offs during the period to average loans
  outstanding during the period.............................     0.07%        (0.02)%
                                                               ======        ======
Allowance for credit losses as a percentage of total
  period-end loans..........................................     1.67%         1.57%
                                                               ======        ======
Allowance for credit losses as a percentage of nonperforming
  loans.....................................................   121.73%        77.02%
                                                               ======        ======

     BLF classifies its loan portfolio for internal purposes as mortgage loans, installment loans and commercial loans. BLF prepares its quarterly computation of allowance for losses in this manner. The following table presents information regarding the BLF's total allowance for losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

                                                                  AT DECEMBER 31,
                                                       -------------------------------------
                                                             1998                1997
                                                       -----------------   -----------------
                                                                  % OF                % OF
                                                                LOANS TO            LOANS TO
                                                                 TOTAL               TOTAL
                                                       AMOUNT    LOANS     AMOUNT    LOANS
                                                       ------   --------   ------   --------
Mortgage loan system.................................  $  453     50.4%    $  586     49.5%
Installment loan system..............................     416     10.7        327     27.6
Commercial loan system...............................     408     38.9        270     22.9
                                                       ------    -----     ------    -----
          Total allowance for credit losses..........  $1,277    100.0%    $1,183    100.0%
                                                       ======    =====     ======    =====

     The allowance for credit losses represented 1.67% of the total loans outstanding as of December 31, 1998, compared with 1.57% of the total loans outstanding as of December 31, 1997, which reflects the increase in nonperforming loans associated with the acquisition of Clewiston National Bank.

  Investment Securities

     BLF's investment securities portfolio at December 31, 1998, primarily consisted of United States Government agency obligations. The following table sets forth the amortized cost of the BLF's investment portfolio at the dates indicated:

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Investment securities:
  Available-for-sale:
     U.S. Government agency obligations.....................  $58,486   $21,484
     Mortgage-backed securities.............................      179       250
     Obligations of states and municipalities...............       --        95
     Other securities.......................................      138       138
                                                              -------   -------
          Total available-for-sale..........................   58,803    21,967
  Held-to-maturity:
     Obligations of states and municipalities...............      898       801
                                                              -------   -------
          Total investment securities, at amortized cost....  $59,701   $22,768
                                                              =======   =======

     The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

                                      ONE YEAR OR         AFTER ONE YEAR      AFTER FIVE YEARS
                                          LESS            TO FIVE YEARS         TO TEN YEARS
                                   ------------------   ------------------   ------------------
                                   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE
                                    VALUE      YIELD     VALUE      YIELD     YIELD      YIELD
                                   --------   -------   --------   -------   --------   -------
                                                      (DOLLARS IN THOUSANDS)
December 31, 1998:
  U.S. Government and agency
    securities...................  $11,318     5.47%    $43,707     5.67%     $3,499     6.00%
  Obligations of states and
    municipalities...............       50     4.25%        300     6.20%         50     4.80%
  Other securities...............       --     0.00%         --     0.00%         --     00.0%
                                   -------              -------               ------
        Total....................  $11,368     5.47%    $44,007     5.70%     $3,549     5.98%
                                   =======              =======               ======
December 31, 1997:
  U.S. Government and agency
    securities...................  $ 9,027     5.68%    $12,480     5.86%     $   --     0.00%
  Obligations of states and
    municipalities...............      245     6.79%        450     6.02%         50     4.80%
  Other securities...............       --     0.00%         --     0.00%         --     00.0%
                                   -------              -------               ------
        Total....................  $ 9,272     5.71%    $12,930     5.87%     $   50     4.80%
                                   =======              =======               ======


                                    AFTER TEN YEARS           TOTAL
                                   ------------------   ------------------
                                   CARRYING   AVERAGE   CARRYING   AVERAGE
                                    VALUE      YIELD     VALUE      YIELD
                                   --------   -------   --------   -------
                                           (DOLLARS IN THOUSANDS)
December 31, 1998:
  U.S. Government and agency
    securities...................    $ --      0.00%    $58,524     5.67%
  Obligations of states and
    municipalities...............     498      5.18%        898     5.45%
  Other securities...............     138      5.42%        138     5.42%
                                     ----               -------
        Total....................    $636      5.23%    $59,560     5.67%
                                     ====               =======
December 31, 1997:
  U.S. Government and agency
    securities...................    $218      5.82%    $21,725     5.78%
  Obligations of states and
    municipalities...............     151      6.95%        896     6.32%
  Other securities...............     138      4.16%        138     4.16%
                                     ----               -------
        Total....................    $507      5.70%    $22,759     5.79%
                                     ====               =======

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

     FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Business -- Supervision, Regulation -- Capital Requirements." As of December 31, 1998, Big Lake National Bank met the definition of a "well capitalized" depository institution.

     The following table shows the distribution of, and certain other information relating to, BLF's deposit accounts by type:

                                                              AT DECEMBER 31,
                                                  ----------------------------------------
                                                         1998                  1997
                                                  ------------------    ------------------
                                                              % OF                  % OF
                                                   AMOUNT    DEPOSIT     AMOUNT    DEPOSIT
                                                  --------   -------    --------   -------
                                                           (DOLLARS IN THOUSANDS)
Demand deposits.................................  $ 28,802     20.8%    $ 19,793     19.5%
NOW deposits....................................    20,991     15.1       13,807     13.6
Money market deposits...........................     7,070      5.1        6,891      6.8
Savings deposits................................    17,399     12.6       11,301     11.2
                                                  --------    -----     --------    -----
          Subtotal..............................    74,262     53.6       51,792     51.1
                                                  --------    -----     --------    -----
Certificates of deposit:
  Under 3.99%...................................     1,670      1.2           --      0.0
  4.00% -- 4.99%................................    21,371     15.4       14,983     14.8
  5.00% -- 5.99%................................    35,481     25.6       21,363     21.1
  6.00% -- 6.99%................................     5,132      3.7       12,640     12.5
  Over 7.00%....................................       692      0.5          554       .5
                                                  --------    -----     --------    -----
          Total certificates of deposit (1).....    64,346     46.4       49,540     48.9
                                                  --------    -----     --------    -----
          Total deposits........................  $138,608    100.0%    $101,332    100.0%
                                                  ========    =====     ========    =====

---------------

(1) Includes individual retirement accounts ("IRAs") totaling $6,169 and $3,650 at December 31, 1998 and 1997, respectively, all of which are in the form of certificates of deposit.

     The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                          1998                 1997
                                                   ------------------    -----------------
                                                   AVERAGE    AVERAGE    AVERAGE   AVERAGE
                                                   BALANCE     RATE      BALANCE    RATE
                                                   --------   -------    -------   -------
                                                           (DOLLARS IN THOUSANDS)
Demand, money market and NOW.....................  $ 47,781   1.39%      $30,144   0.99%
Savings deposits.................................    10,730   2.27%        6,066   2.67%
Certificates of deposit..........................    49,421   5.16%       28,556   6.10%
                                                   --------              -------
          Total deposits.........................  $107,932   3.21%      $64,766   3.40%
                                                   ========              =======

     BLF does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on BLF. Management believes that substantially all of BLF's depositors are residents in its primary market areas. BLF currently does not accept brokered deposits. As shown in the tables below, a significant amount of BLF's certificates of deposit will mature during the year ending December 31, 1999. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, BLF management anticipates that substantially all of BLF's certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, BLF management does not believe that the maturity of BLF's certificates of deposit during the year ending December 31, 1999, will have a material adverse effect on BLF's liquidity. However, if BLF is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on BLF's net income.

     The following tables present by various interest rate categories the amounts of certificates of deposit at December 31, 1998 and 1997 which mature during the periods indicated:

                                            DUE           DUE          DUE        DUE
                                        UNDER THREE   3 MONTHS TO   1 YEAR TO    OVER
                                          MONTHS       12 MONTHS     3 YEARS    3 YEARS    TOTAL
                                        -----------   -----------   ---------   -------   -------
                                                         (DOLLARS IN THOUSANDS)
At December 31, 1998:
  Under 3.99%.........................    $   778       $   709      $   181    $    2    $ 1,670
  4.00% - 4.99%.......................      1,145        17,045        2,596       585     21,371
  5.00% - 5.99%.......................     17,123         7,721        7,505     3,132     35,481
  6.00% - 6.99%.......................        870         1,310        1,943     1,009      5,132
  Over 7.00%..........................        125           261          306        --        692
                                          -------       -------      -------    ------    -------
          Total certificates of
            deposit...................    $20,041       $27,046      $12,531    $4,728    $64,346
                                          =======       =======      =======    ======    =======

     Jumbo certificates ($100,000 and over) mature as follows:

                                                                 AT DECEMBER 31,
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Due in three months or less.................................   $2,873        $2,639
Due from three months to one year...........................    3,698         2,840
Due from twelve months to three years.......................    1,539           515
Due over three years........................................      275           258
                                                               ------        ------
                                                               $8,385        $6,252
                                                               ======        ======

     The following table sets forth the net deposit flows of BLF during the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1998           1997
                                                              ---------      --------
                                                              (DOLLARS IN THOUSANDS)
Net increase before interest credited.......................   $33,818        $2,471
Net interest credited.......................................     3,458         1,965
                                                               -------        ------
  Net deposit increase......................................   $37,276        $4,436
                                                               =======        ======

     Of the $33.8 million net increase in deposits before interest credited, $30.9 million in deposits were attributable to BLF's acquisition of the First Union branches.

OTHER BORROWINGS

     BLF has a line of credit agreement with Independent Bankers' Bank of Florida dated November 25, 1998, that enables BLF to borrow up to $1,000,000. This credit facility matures on November 25, 2003, and requires annual principal repayments of up to $200,000, plus annual interest payments at 6.5% per year. The purpose of this loan was to provide additional capital to Big Lake National Bank in connection with its acquisition of two branches from First Union. All of the outstanding common stock of Big Lake National Bank has been pledged as collateral for this loan.

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

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133 becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of BLF.

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise" ("SFAS 134"), which amends existing pronouncements to clarify the classification of mortgage-backed securities retained after the securitization of mortgage loans held-for-sale. SFAS 134 becomes effective for fiscal quarters beginning after December 15, 1998. Earlier application is permitted. Management does not anticipate that adoption of SFAS 134 will have a material impact on the financial condition or results of operations of BLF.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of BLF as of and for the years ended December 31, 1998 and 1997 are set forth in this Form 10-KSB as Exhibit 13.1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information contained under the sections captioned "Directors" and "Executive Officers" under "Election of Directors" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 1999, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant's fiscal year end (the "Proxy Statement"), as incorporated herein by reference.

                      SECTION 16(a) REPORTING REQUIREMENTS

     Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of BLF, and persons who beneficially own more than 10% of BLF Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the BLF with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 Annual Statement of Changes in Beneficial Ownership, BLF believes that, during 1998, all filing requirements applicable to reporting persons were met except that Mr. Joe G. Mullins did not report three transactions (involving the purchase of 741 shares) in a timely manner, and Mr.
H. Gilbert Culbreth, Jr. did not report three transactions (involving the purchase of 13,932 shares) in a timely manner. Messrs. Mullins and Culbreth identified this error and filed amended reports covering the transactions on February 2, 1999. Neither of Messrs. Mullins nor Culbreth have sold any shares of BLF Common Stock since the BLF was formed in 1986.

ITEM 10.  EXECUTIVE COMPENSATION

     The information contained in the sections captioned "Information About the Board of Directors and Its Committees," "Executive Compensation and Benefits" and "Information on Benefit Plans and Policies" under "Election of Directors" in the Proxy Statement, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained in the sections captioned "Directors" and "Management and Principal Stock Ownership" under "Election of Directors," in the Proxy Statement, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section entitled "Certain Transactions" under "Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements

       Independent Auditors' Report

       Consolidated Balance Sheets as of December 31, 1998 and 1997

       Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 1998 and 1997

       Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997

       Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1998 and 1997

       Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

       All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

     3. Exhibits

  3.1   --  Restated Articles of Incorporation of Big Lake Financial
            Corporation (Incorporated by reference to Exhibit 3.1 to
            BLF's Registration Statement No. 333-30779 (the
            "Registration Statement"))
  3.2   --  Bylaws of Big Lake Financial Corporation (Incorporated by
            reference to Exhibit 3.2 to the Registration Statement)
  4.1   --  Specimen Stock Certificate of Big Lake Financial Corporation
            (Incorporated by reference to Exhibit 4.1 to the
            Registration Statement)
 10.1   --  Big Lake Financial Corporation 1987 Stock Option Plan and
            amendment thereto (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*
 10.2   --  Lease dated December 11, 1989 between AAA Warehouse, Inc.
            and Clewiston National Bank and Amendment thereto dated
            November 28, 1995 (Incorporated by reference to Exhibit 10.2 to the Registration Statement)
 10.3   --  Lease dated April 1, 1981 between Earl R. Gamer and
            Clewiston National Bank and Modification and Lease Extension
            Agreement thereto dated April 1, 1996 (Incorporated by
            reference to Exhibit 10.3 to the Registration Statement)
 13.1   --  Big Lake Financial Corporation 1998 Annual Report
 21.1   --  List of Subsidiaries of Big Lake Financial Corporation
 23.1   --  Consent of Stevens, Sparks & Company, P.A. (formerly
            Stevens, Thomas, Schemer & Sparks, P.A.)
 27     --  Financial Data Schedule

---------------

 * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

     (b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by BLF during the last fiscal quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Okeechobee, State of Florida, on the 22nd day of February, 1999.

                                          BIG LAKE FINANCIAL CORPORATION

                                          By: /s/  Edwin E. Walpole, III
                                            ------------------------------------
                                                   Edwin E. Walpole, III
                                                  Chairman, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 22, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

/s/  Edwin E. Walpole, III                             Chairman of the Board and Chief Executive
-----------------------------------------------------    Officer and Director
                Edwin E. Walpole, III


/s/  Anita DeWitt                                      Treasurer (Principal Financial Officer and
-----------------------------------------------------    Principal Accounting Officer)
                    Anita DeWitt


/s/  Joe G. Mullins                                    Executive Vice President and Chief
-----------------------------------------------------    Administrative Officer and Director
                   Joe G. Mullins


/s/  John W. Abney, Sr.                                Director
-----------------------------------------------------
                 John W. Abney, Sr.


/s/  Mary Beth Cooper                                  Director
-----------------------------------------------------
                  Mary Beth Cooper


/s/  H. Gilbert Culbreth, Jr.                          Director
-----------------------------------------------------
              H. Gilbert Culbreth, Jr.


/s/  Bobby H. Tucker                                   Director
-----------------------------------------------------
                   Bobby H. Tucker


/s/  John B. Boy                                       Director
-----------------------------------------------------
                     John B. Boy


/s/  Thomas A. Smith                                   Director
-----------------------------------------------------
                   Thomas A. Smith


/s/  Curtis S. Fry                                     Director
-----------------------------------------------------
                    Curtis S. Fry

                         BIG LAKE FINANCIAL CORPORATION

                                  FORM 10-KSB
                    FOR FISCAL YEAR ENDING DECEMBER 31, 1998

                                 EXHIBIT INDEX

EXHIBIT                                                                     PAGE
  NO.                                    EXHIBIT                            NO.
-------                                  -------                            ----
 13.1     --   Big Lake Financial Corporation 1998 Annual Report
 21.1     --   Subsidiaries of the Registrant
 23.1     --   Consent of Stevens, Sparks & Company, P.A. (formerly
               Stevens, Thomas, Schemer & Sparks, P.A.)
 27       --   Financial Data Schedule