Form 10QSB
period 1999-03-31
BIG LAKE FINANCIAL CORP
filed 1999-05-13
CIK 789561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                          15 OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999
                        Commission File Number 333-30779

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


                       ----------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X    No
                                        ---     ---

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


             Class                                Outstanding as of May 3, 1999
         ------------                             -----------------------------
         Common Stock                                        501,934
  Par Value $0.01 per share

                         BIG LAKE FINANCIAL CORPORATION

               FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


                                                                                                        PAGE
                                                                                                       NUMBER

PART I:  FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS:
                  Consolidated Condensed Balance Sheets as of March 31, 1999
                  (Unaudited) and December 31, 1998                                                     1

                  Consolidated Condensed Statements of Operations and Comprehensive
                  Income for the Three Months Ended March 31, 1999 and 1998 (Unaudited)                 2

                  Consolidated Condensed Statements of Cash Flows for the Three Months
                  Ended March 31, 1999 and 1998 (Unaudited)                                             3

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                 4

                  Notes to Consolidated Condensed Financial Statements (Unaudited)                      5-8

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                             9-15

PART II: OTHER INFORMATION                                                                              16

SIGNATURES                                                                                              17

PART I:  FINANCIAL INFORMATION
     ITEM 1:  FINANCIAL STATEMENTS

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in Thousands Except Per Share Data)


                                                              March 31, 1999
                                                                (Unaudited)         December 31, 1998*
                                                              --------------        ------------------
ASSETS
Cash and due from banks                                          $  7,045                $  6,626
Federal funds sold                                                  4,502                   1,150
                                                                 --------                --------
        Total cash and cash equivalents                            11,547                   7,776
Investment securities:
        Available-for-sale at fair value                           58,997                  58,662
        Held-to-maturity at amortized cost                          1,623                     898
Loans receivable less allowance for credit losses                  77,415                  75,103
Facilities                                                          3,115                   3,174
Accrued interest receivable                                         1,333                   1,125
Deferred income taxes                                                 899                     582
Intangible assets                                                   2,357                   2,458
Other assets                                                          510                     774
                                                                 --------                --------
              TOTAL                                              $157,796                $150,552
                                                                 ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                      $ 32,698                $ 28,802
        Interest-bearing                                          113,033                 109,806
                                                                 --------                --------
              Total deposits                                      145,731                 138,608

Other borrowings                                                      775                     500
Accrued interest payable on deposits                                  590                     757
Accounts payable and accrued liabilities                              237                     207
                                                                 --------                --------
              Total liabilities                                   147,333                 140,072
                                                                 --------                --------

Commitments and contingencies                                          --                      --
                                                                 --------                --------
Stockholders' equity:
        Common stock                                                    5                       5
        Additional paid-in capital                                  7,424                   7,168
        Retained earnings                                           3,406                   3,395
        Accumulated other comprehensive income:
              Net unrealized holding losses on securities            (372)                    (88)
                                                                 --------                --------
              Total stockholders' equity                           10,463                  10,480
                                                                 --------                --------

              TOTAL                                              $157,796                $150,552
                                                                 ========                ========

Book value per common share                                      $  20.85                $  20.88
                                                                 ========                ========
Common shares outstanding, adjusted for stock dividends           501,934                 501,934
                                                                 ========                ========


*Condensed from December 31, 1998, audited balance sheet

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                               ------------------------
                                                                                 1999             1998

Interest and fees on loans                                                     $  1,746        $  1,734
Interest and dividend income from investment securities                             833             280
Other interest income                                                                71             166
                                                                               --------        --------

           Total interest income                                                  2,650           2,180

Interest expense on deposits and other                                            1,070             852
                                                                               --------        --------

           Net interest income before provision for credit losses                 1,580           1,328

Provision for credit losses                                                          40              48
                                                                               --------        --------

           Net interest income                                                    1,540           1,280
                                                                               --------        --------

Service charges on deposit accounts                                                 301             255
Other fees for customer service and other income                                    117              25
                                                                               --------        --------

          Total other income                                                       418              280
                                                                               --------        --------
Other expenses:
      Salaries and employee benefits                                                750             572
      Expenses of bank premises and fixed assets                                    218             155
      Other operating expenses                                                      566             468
                                                                               --------        --------

           Total other expenses                                                   1,534           1,195
                                                                               --------        --------

Income before provision for income taxes                                            424             365

Provision for income taxes                                                          151             128
                                                                               --------        --------

Net income                                                                          273             237

Other comprehensive income, net of tax:
      Unrealized holding gains (losses) arising during period                      (284)              3
                                                                               --------        --------

Comprehensive income                                                           $    (11)       $    240
                                                                               ========        ========

Earnings per share
      Basic                                                                    $   0.54        $   0.48
                                                                               ========        ========
      Diluted                                                                  $   0.53        $   0.47
                                                                               ========        ========

Weighted average common shares outstanding during period
      Basic                                                                     501,934         498,748
                                                                               ========        ========
      Diluted                                                                   511,459         508,761
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

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                               ------------------------
                                                                                 1999             1998

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               $   (819)       $    294
                                                                               --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) decrease in:
           Investment securities                                                   (515)            750
           Loans                                                                 (2,334)          1,285
           Other real estate                                                         78            (202)
      Purchases of premises and equipment, net                                      (31)             (8)
                                                                               --------        --------

           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      (2,802)          1,825
                                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                                    7,123           4,475
      Proceeds from other borrowings                                                275              --
      Cash paid in lieu of fractional shares                                         (6)             (7)
                                                                               --------        --------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                              7,392           4,468
                                                                               --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         3,771           6,587

CASH AND CASH EQUIVALENTS AT JANUARY 1                                            7,776           9,788
                                                                               --------        --------

CASH AND CASH EQUIVALENTS AT MARCH 31                                          $ 11,547        $ 16,375
                                                                               ========        ========


The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                      Net
                                                                                                  Unrealized
                                                                   Additional                       Holding           Total
                                               Common Stock         Paid-in         Retained       Losses on       Stockholders'
                                            Shares      Amount      Capital         Earnings      Securities          Equity
                                           -------      ------    -----------       --------      ----------       -------------
                                                                          (Dollars In Thousands)

Balance, December 31, 1998                 490,001        $ 5        $7,168          $3,395         $ (88)            $10,480

Stock dividend declared                     11,933         --           256            (256)           --                  --
Cash paid in lieu of fractional shares          --         --            --              (6)           --                  (6)
Comprehensive income:
     Net income                                 --         --            --             273            --
     Net change in net unrealized
        holding losses on securities            --         --            --              --          (284)

              Total comprehensive income        --         --            --              --            --                 (11)
                                           -------        ---        ------          ------         -----             -------

Balance, March 31, 1999                    501,934        $ 5        $7,424          $3,406         $(372)            $10,463
                                           =======        ===        ======          ======         =====             =======


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary Big Lake National Bank (the "Bank"). The consolidated financial statements for the three months ended March 31, 1999 and 1998, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim period of 1998 are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1998 Annual Report to Stockholders and are incorporated herein by reference.

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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


NOTE 2 - STOCK DIVIDEND

On February 17, 1999, the Company's Board of Directors declared a stock dividend payable at a rate of 2.5% of shares issued and outstanding to stockholders of record on February 19, 1999, payable on or before March 18, 1999. Cash in lieu of fractional shares was paid at the rate of $21.39 per share, which was the estimated fair market value at that time. The total cash paid in lieu of fractional shares amounted to approximately $6,000.


NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 2 above, the Company declared a 2.5% stock dividend. The average number of shares and dilutive potential shares have been restated for the stock dividend. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months ended March 31, 1999 and 1998 (in thousands except per share data).

                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                        1999              1998
                                                                                        ----              ----

     Basic EPS computation:
         Numerator - Net income                                                        $ 273             $ 237
         Denominator - Weighted average shares outstanding                               502               499
                                                                                       -----             -----

         Basic EPS                                                                     $0.54             $0.48
                                                                                       =====             =====

     Diluted EPS computation:
         Numerator - Net income                                                        $ 273             $ 237
                                                                                       -----             -----
         Denominator - Weighted average shares outstanding                               502               499
         Stock options                                                                     9                10
                                                                                       -----             -----

                                                                                         511               509
                                                                                       -----             -----

         Diluted EPS                                                                   $0.53             $0.47
                                                                                       =====             =====

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities were as follows (dollars in thousands):

                                                             March 31, 1999                  December 31, 1998
                                                      ---------------------------         -------------------------
                                                                        Estimated                         Estimated
                                                      Amortized           Fair            Amortized         Fair
                                                        Cost              Value             Cost            Value
                                                      ---------         ---------         ---------       ---------
Securities available-for-sale:
     U.S. Government agencies                          $59,301           $58,706           $58,486         $58,345
     Mortgage-backed securities                            174               173               179             179
     Other                                                 118               118               138             138
                                                       -------           -------           -------         -------

                                                       $59,593           $58,997           $58,803         $58,662
                                                       =======           =======           =======         =======



                                                                        Estimated                         Estimated
                                                      Amortized           Fair            Amortized         Fair
                                                        Cost              Value             Cost            Value
                                                      ---------         ---------         ---------       ---------

Securities to be held-to-maturity:
     State and municipal                               $ 1,623           $ 1,635           $   898         $   926
                                                       =======           =======           =======         =======




NOTE 5 - LOANS

Loans consisted of (dollars in thousands):

                                                                                March 31,             December 31,
                                                                                  1999                    1998
                                                                                ---------             ------------
     Real estate                                                                 $64,797                $61,710
     Installment and other loans                                                   8,603                  8,828
     Commercial and agricultural                                                   5,827                  6,399
                                                                                 -------                -------
         Total loans, gross                                                       79,227                 76,937
     Unearned income and deferred fees and credits                                  (513)                  (557)
     Allowance for credit losses                                                  (1,299)                (1,277)
                                                                                 -------                -------
         Net loans                                                               $77,415                $75,103
                                                                                 =======                =======

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


NOTE 6 - ALLOWANCE FOR CREDIT LOSSES

The Company's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. Management has implemented a risk system that identifies potential problem credits as early as possible, categorizes the credits as to risk, and puts a reporting process in place to monitor the progress of the credits. Activity in the allowance for credit losses follows (dollars in thousands):

                                                                         For the Three Months    For the Twelve Months
                                                                            Ended March 31,        Ended December 31,
                                                                                 1999                    1998
                                                                         --------------------    ---------------------

     Balance, beginning of period                                                $1,277                $1,183
     Recoveries                                                                       2                    78
     Chargeoffs                                                                     (20)                 (128)
     Provision charged to expense                                                    40                   144
                                                                                 ------                ------

     Balance, end of period                                                      $1,299                $1,277
                                                                                 ======                ======



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

Financial instruments at March 31, 1999, consisted of commitments to extend credit approximating $5.9 million and letters of credit of $129,000.

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

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The Company's principal asset is its ownership of Big Lake National Bank (the "Bank"). Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Bank's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, and other operating expenses.

The Company is a bank holding company with consolidated assets of $157.8 million at March 31, 1999. Since December 31, 1998, the Company's total assets have grown $7.2 million from $150.6 million, an increase of 4.8%. During the same period, net loans have grown by $2.3 million from $75.1 million to $77.4 million, an increase of 3.1%.

Net income was $273,000 for the three months ended March 31, 1999, compared with $237,000 for the same period in 1998, an increase of $36,000, or 15.2%. The increase in net income was primarily due to growth in loan volume and investment securities. The Company's purchase of two branches in November 1998 provided additional deposit funds for investment in loans, securities, and federal funds.


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

This could result in a system failure or other disruption of operations and impede normal business activities. In June 1996, the Federal Financial Institutions Examination Council ("FFIEC") alerted the banking industry of the serious challenges that would be encountered with Year 2000 issues. The OCC has also implemented a plan to require compliance with Year 2000 issues and regularly examines the Company's progress.

YEAR 2000 - THE COMPANY'S STATE OF READINESS

In accordance with OCC guidelines, the Company has developed a comprehensive plan which it believes will result in timely and adequate modifications of its systems and technology to address its Year 2000 issues, which contemplates all system conversions and testing to be substantially completed by June 30, 1999. The Company has completed a top-down assessment of its mission-critical and other systems for Year 2000 compliance and is currently in the third and fourth of five phases for compliance, "renovation and validation," as defined by the FFEIC. The Company has assessed its non-information technology systems and has found that most have no Year 2000 considerations. Those systems that are date-sensitive will be validated by the end of the second quarter of 1999.

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

To determine the readiness of the Company's vendors, the Company has sent out a letter to each vendor inquiring about their compliance with Year 2000. For those vendors that have responded that they are compliant and that the Company has determined to not have a material impact on Big Lake National Bank's operations, no further work is performed. For those vendors that have responded they are working towards Year 2000 compliance and that the Company has determined to be significant, including mission critical vendors, the Company will follow up on a regular basis through 1999. If those vendors do not demonstrate compliance by a certain date, the Company will seek other alternatives in accordance with its contingency plan, which may include seeking replacement vendors. To date all vendors who have been identified as critical have responded and are not considered to pose a significant risk.

YEAR 2000 - THE COMPANY'S COSTS AND RISKS

A few of the Company's computer hardware and software applications were modified or replaced in order to maintain their functionality as the year 2000 approaches. The Company estimates its total costs over the two-year period 1998
- 1999 to be approximately $36,000, which will come from its general funds. None of these costs, however, are expected to materially impact its results of operations in any one reporting period.

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to it, receive data from the Company, or whose financial condition or operational capability is important to the Company, such as suppliers or customers. At worst, the Company's customers and vendors will face severe Year 2000 issues, which may cause borrowers to become unable to service their loans. The Company may also be required to replace non-compliant vendors with more expensive Year 2000-compliant vendors. At this time the Company cannot determine the financial effect on the Company if significant customer and/or vendor remediation efforts are not resolved in a timely manner.

YEAR 2000 - THE COMPANY'S CONTINGENCY PLANS

The Company has created a contingency plan which would take effect should there be circumstances preventing timely implementation. This plan addresses both the Company's "Business Remediation Contingencies" and "Business Resumption Contingencies." The Company's main computer and software have undergone multiple rounds of user group testing, with two such tests monitored by on-site personnel from Big Lake National Bank. These tests, along with the resultant documentation, show that the Company's software and hardware are Year 2000 compliant. Independent review of the testing has been contracted with external consultants as an added measure of assurance and is expected to be completed during the second quarter of 1999. The Company believes that all mission critical issues are compliant based upon testing performed and that no Business Remediation Contingencies will be necessary. Business Resumption Contingencies will be kept current to ensure the Company's preparedness should a failure occur during any of the critical dates.


                              RESULTS OF OPERATIONS

General

Net earnings for the three months ended March 31, 1999, were $273,000 or $0.54 per share, compared to net earnings of $237,000, or $0.49 per share, for the three months ended March 31, 1998. The increase in net earnings was primarily due to an increase in earning assets of 31%, partially offset by a decline in net interest margin due to a change in the mix of earning assets resulting from the acquisition of two branches from First Union National Bank in late-1998. Deposit growth associated with the acquisition of these two branches increased liquidity. This additional liquidity was used to originate loans and invest in securities and overnight federal funds.

Net Interest Income

Interest income increased by $470,000 from $2,180,000 for the three months ended March 31, 1998, to $2,650,000 for the three months ended March 31, 1999. Interest income on loans increased $12,000 due to an increase in the average loan portfolio balance from $75.0 million for the three months ended March 31, 1998, to $76.5 million for the comparable 1999 period. Average yields on loans declined slightly to 9.25% in 1999 versus 9.37% in 1998. Interest on investment securities increased $553,000 due to an increase in the average balance of the portfolio from $19.1 million in 1998 to $56.3 million in 1999. The average yield on the investment securities portfolio for 1999 of 6.00% remained essentially constant from the 1998 level of 5.95%. Interest on other interest-earning assets decreased $95,000 due to a decrease of $6.0 million in average other interest-earning assets for the quarter ended March 31, 1999, as compared with the same period in 1998. The increases in lower yielding investment securities and federal funds sold coupled with changes in the mix of loan growth during 1999 contributed to the overall decline in the average yield on total interest-earning assets from 8.33% in 1998 to 7.74% in 1999.

Interest expense increased to $1,070,000 for the three months ended March 31, 1999, from $852,000 for the three months ended March 31, 1998. This increase was primarily due to growth in average interest-bearing deposits from $81.1 million for the three months ended March 31, 1998, to $110.5 million for the comparable 1999 period. The majority of growth stemmed from the acquisition of two branches from First Union National Bank in mid-November 1998. The average rate paid on interest-bearing deposits decreased 44 basis points. This decline was primarily attributed to declining interest rates in the market for rates paid on deposits.

The net interest margin for the three months ended March 31, 1999, was 4.64% as compared with 5.02% for the same period in 1998. This decline was primarily attributable to changes in the mix of average earning assets with lower yielding investment securities and federal funds sold comprising 45% of total average earning assets for the quarter ended March 31, 1999, versus 29% for the same quarter in 1998.

Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. This level is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions, as they relate to the Company's market area, as well as other factors relating to the collectibility of the Company's loan portfolio. For the three months ended March 31, 1999, loan charge-offs of $20,000 remained stable over the same period in 1998. For the three months ended March 31, 1999, recoveries declined to $2,000 from $17,000 for the same period in 1998. The provision for the three months ended March 31, 1999, was $40,000 as compared with $48,000 for the three months ended March 31, 1998.

Other Income

Total other income increased $138,000, or 49%, for the three months ended March 31, 1999, compared to 1998. This increase correlates to the increased deposit base and management's efforts to cultivate fee income from products that are competitive and innovative as the customer base expands and customer needs' change.

Other Expense

Total other expense increased $339,000, or 28%, for the three months ended March 31, 1999, compared to 1998, reflecting the growth associated with the acquisition of the two First Union National Bank branches in late-1998. Operating expenses were 4.03% of average assets for the three months ended March 31, 1999, versus 4.16% for the comparable period in 1998. The decrease is a result of the Company's success in merging the systems of Clewiston National Bank (in the second quarter of 1998) and the two First Union National Bank branches into Big Lake National Bank.


                              FINANCIAL CONDITION

Average total loans for the three months ended March 31, 1999, were $76.5 million versus $75.0 million for the same period in 1998, an increase of $1.5 million, or 2.0%. Total average interest-bearing deposits for the three months ended March 31, 1999, were $110.5 million versus $81.1 million for the same period in 1998, an increase of $29.4 million, or 36.2%. The increases in average interest-bearing deposits reflect the acquisition of two new branches, as of November 1998.

Since December 31, 1998, total loans have grown $2.3 million, or 3.0%, and investment securities increased by $1.1 million, or 1.8%. Total deposits increased $7.1 million, or 5.1%, from December 31, 1998, to March 31, 1999. The excess funds generated from the deposit growth have been invested in federal funds sold, which have grown from $1.2 million at December 31, 1998, to $4.5 million at March 31, 1999, an increase of $3.3 million. Total interest-bearing deposits have grown $3.2 million, or 2.9%.

Noninterest-bearing deposits have grown $3.9 million, or 13.5%, since December 31, 1998. The growth in noninterest-bearing deposits (which continues to outpace total deposit growth) and continued attrition of certain higher priced interest-bearing deposits such as certificates of deposit (which have declined $1.4 million since December 31, 1998) have helped moderate the overall decrease in average yield on interest-bearing deposits from 4.20% to 3.93%. Management seeks to maintain a favorable mix of deposits and expects to continue its marketing of less costly deposit relationships.

The components of Big Lake National Bank's average loans (as classified for regulatory reporting) for the periods ended March 31, 1999 and 1998, follow (dollars in thousands):


                                                                     Three Months Ended March 31,

                                                                                         Dollar          Percent
                                                          1999           1998            Change           Change
                                                        -------        -------           ------          -------

Real estate loans                                       $37,996        $37,162           $  834             2.2%
Installment loans                                         8,118          9,026             (908)          -10.1%
Commercial and all other loans                           30,400         28,838            1,562             5.4%
                                                        -------       --------           ------

                                                        $76,514        $75,026           $1,488             2.0%
                                                        =======        =======           ======



The following schedule sets forth the liability mix of Big Lake National Bank using monthly average deposit aggregates (dollars in thousands):


                                                   Three months                      Three months
                                                       Ended          Percent            Ended          Percent
Deposit Types                                     March 31, 1999      of Total      March 31, 1998      of Total
-------------                                     --------------      --------      --------------      --------

Interest-bearing demand, money market,
    and NOW deposits                                 $ 30,308           21.6%         $ 22,846            21.7%
Savings                                                16,533           11.8            10,720            10.1
Certificates of deposit                                63,613           45.3            47,536            45.1
Noninterest-bearing liabilities                        29,921           21.3            24,322            23.1
                                                     --------          -----          --------           -----
                                                     $140,375          100.0%         $105,424           100.0%
                                                     ========          =====          ========           =====



Loan Portfolio

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

At March 31, 1999, the Company had 61 loans classified as substandard, doubtful, or loss totaling $2.424 million.

ALLOWANCE FOR CREDIT LOSSES. The allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the provision when management believes that the collectibility of the principal is unlikely. The provision is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, current anticipated economic conditions that may affect the borrower's ability to pay, and other information. While management uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

At March 31, 1999, the allowance for credit losses amounted to $1,299,000, or 1.64% of outstanding loans. At December 31, 1998, the allowance for credit losses amounted to $1,277,000, or 1.66% of outstanding loans. Other real estate owned decreased $78,000 for the three months ended March 31, 1999 to $94,000, as compared to $172,000 at December 31, 1998.


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

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, Management reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company's cumulative one-year gap at March 31, 1999, was a positive .13% of assets. This falls within the Company's policy of a cumulative one-year gap range of negative 20% to positive 20%.

SHORT-TERM INVESTMENTS. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $6.1 million in the first three months of 1999 as compared to $12.1 million in the same period of 1998. At March 31, 1999, and December 31, 1998, short-term investments totaled $4.5 million and $1.2 million, respectively. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $137.8 million at March 31, 1999, and $130.2 million at December 31, 1998. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future.

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

The Company uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At March 31, 1999, the Company had commitments to originate loans totaling $5.9 million, and had issued but unused letters of credit of $129,000 for the same period. In addition, scheduled maturities of certificates of deposit during the twelve months following March 31, 1999, totaled $46.0 million. Management believes commitments will be funded within twelve months. The Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment, if desired.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 1999, as reflected in the following table.

The following table sets forth the Company's regulatory capital position (dollars in thousands):

                                                            Actual               Minimum         Well-Capitalized
                                                      Amount       %       Amount        %       Amount       %
                                                      ------     ------    ------      -----     ------    ------

Total Capital (to Risk-Weighted Assets)               $9,412     12.59%    $5,982      8.00%     $7,472    10.00%
Tier I Capital (to Risk-Weighted Assets)              $8,478     11.34%    $2,988      4.00%     $4,488     6.00%
Tier I Capital (to Average Assets)                    $8,478      5.58%    $6,078      4.00%     $7,598     5.00%



The following table sets forth Big Lake National Bank's regulatory capital position (dollars in thousands):

                                                            Actual               Minimum         Well-Capitalized
                                                      Amount       %       Amount        %       Amount       %
                                                      ------     ------    ------      -----     ------    ------

Total Capital (to Risk-Weighted Assets)               $9,512     12.84%    $5,927      8.00%     $7,412    10.00%
Tier I Capital (to Risk-Weighted Assets)              $8,586     11.59%    $2,966      4.00%     $4,447     6.00%
Tier I Capital (to Average Assets)                    $8,586      5.65%    $6,086      4.00%     $7,596     5.00%


                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY



PART II:  OTHER INFORMATION

          Item 1.  Legal Proceedings.
                   None.

          Item 2.  Changes in Securities.
                   None.

          Item 3.  Defaults upon Senior Securities.
                   None.

          Item 4.  Submission of Matters to a Vote of Security Holders.
                   At the annual meeting of Company shareholders held on March 18, 1999, John W. Abney, Sr., Mary Beth Cooper,
                   Joe G. Mullins, and Edwin E. Walpole, III were reelected as directors. John B. Boy, Jr., H. Gilbert Culbreth, Jr., Curtis S. Fry, Thomas A. Smith and Bobby H. Tucker continued their respective term of office as a director of the Company after the meeting.

          Item 5.  Other Information.
                   None.

          Item 6.  Exhibits and Reports on Form 8-K.
                   a)   Exhibits.
                        Exhibit 27 - Financial Data Schedule

                   b)   Reports on Form 8-K.
                        None.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Big Lake Financial Corporation




Date: May 7, 1999                        /s/ Joe G. Mullins
     ------------------------------      --------------------------------------
                                             Joe G. Mullins
                                             Executive Vice President and
                                             Chief Administrative Officer



Date: May 7, 1999                        /s/ Anita DeWitt
     ------------------------------         -----------------------------------
                                             Anita DeWitt
                                             Treasurer