Form 10QSB
period 1999-06-30
BIG LAKE FINANCIAL CORP
filed 1999-08-12
CIK 789561

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

                  For the Quarterly Period Ended June 30, 1999
                        Commission File Number 333-30779

                       ----------------------------------

                         BIG LAKE FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

Florida                                                      59-2613321
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1409 S. Parrott Avenue
Okeechobee, Florida                                          34974
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)

                       ----------------------------------

                                 (941) 467-4663
              ---------------------------------------------------
              (Registrant's telephone number including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

    Class                                       Outstanding as of August 9, 1999
-------------------------                       --------------------------------
Common Stock                                                 501,934
Par Value $0.01 per share

                         BIG LAKE FINANCIAL CORPORATION

               FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX


                                                                                           PAGE
                                                                                          NUMBER
PART I: FINANCIAL INFORMATION

        ITEM 1: FINANCIAL STATEMENTS:
                 Consolidated Condensed Balance Sheets as of June 30, 1999
                 (Unaudited) and December 31, 1998                                          1

                 Consolidated Condensed Statements of Operations and Comprehensive
                 Income for the Three Months and Six Months Ended June 30, 1999
                 and 1998 (Unaudited)                                                       2

                 Consolidated Condensed Statements of Cash Flows for the Three Months
                 and Six Months Ended June 30, 1999 and 1998 (Unaudited)                    3

                 Consolidated Statement of Changes in Stockholders' Equity (Unaudited)      4

                 Notes to Consolidated Condensed Financial Statements (Unaudited)           5-8

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                  9-16

PART II: OTHER INFORMATION                                                                  17

SIGNATURES                                                                                  18

PART I: FINANCIAL INFORMATION
  ITEM 1: FINANCIAL STATEMENTS

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                    June 30, 1999
                                                                     (Unaudited)      December 31, 1998*
                                                                    -------------     ------------------
ASSETS
Cash and due from banks                                                $   6,236           $   6,626
Federal funds sold                                                         4,182               1,150
                                                                       ---------           ---------
          Total cash and cash equivalents                                 10,418               7,776
Investment securities:
          Available-for-sale at fair value                                55,570              58,662
          Held-to-maturity at amortized cost                               1,623                 898
Loans receivable less allowance for credit losses                         79,295              75,103
Facilities                                                                 3,083               3,174
Accrued interest receivable                                                  466               1,125
Deferred income taxes                                                      1,142                 582
Intangible assets                                                          2,288               2,458
Other assets                                                               1,682                 774
                                                                       ---------           ---------

                  TOTAL                                                $ 155,567           $ 150,552
                                                                       =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
          Noninterest-bearing                                          $  29,255           $  28,802
          Interest-bearing                                               114,708             109,806
                                                                       ---------           ---------

                  Total deposits                                         143,963             138,608

Other borrowings                                                             388                 500
Accrued interest payable on deposits                                         677                 757
Accounts payable and accrued liabilities                                     312                 207
                                                                       ---------           ---------

                  Total liabilities                                      145,340             140,072
                                                                       ---------           ---------

Commitments and contingencies                                                 --                  --
                                                                       ---------           ---------
Stockholders' equity:
          Common stock                                                         5                   5
          Additional paid-in capital                                       7,418               7,168
          Retained earnings                                                3,642               3,395
          Accumulated other comprehensive income:
                  Net unrealized holding losses on securities               (838)                (88)
                                                                       ---------           ---------

                  Total stockholders' equity                              10,227              10,480
                                                                       ---------           ---------

                  TOTAL                                                $ 155,567           $ 150,552
                                                                       =========           =========

Book value per common share                                            $   20.38           $   20.88
                                                                       =========           =========

Common shares outstanding, adjusted for stock dividends                  501,934             501,934
                                                                       =========           =========

*Condensed from December 31, 1998, audited balance sheet

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                           For the Three Months           For the Six Months
                                                                              Ended June 30,                Ended June 30,
                                                                        -------------------------      -------------------------
                                                                           1999            1998           1999            1998
                                                                        ---------       ---------      ---------       ---------
Interest and fees on loans                                              $   1,757       $   1,762      $   3,503       $   3,496
Interest and dividend income from investment securities                       852             299          1,685             579
Other interest income                                                          75             206            146             372
                                                                        ---------       ---------      ---------       ---------

            Total interest income                                           2,684           2,267          5,334           4,447

Interest expense on deposits and other                                      1,063             830          2,133           1,682
                                                                        ---------       ---------      ---------       ---------

            Net interest income before provision for credit losses          1,621           1,437          3,201           2,765

Provision for credit losses                                                    60              60            100             108
                                                                        ---------       ---------      ---------       ---------

            Net interest income                                             1,561           1,377          3,101           2,657
                                                                        ---------       ---------      ---------       ---------

Service charges on deposit accounts                                           306             259            607             514
Other fees for customer service and other income                               77              28            194              53
                                                                        ---------       ---------      ---------       ---------

            Total other income                                                383             287            801             567
                                                                        ---------       ---------      ---------       ---------

Other expenses:
       Salaries and employee benefits                                         748             550          1,498           1,122
       Expenses of bank premises and fixed assets                             212             181            430             336
       Other operating expenses                                               616             609          1,182           1,077
                                                                        ---------       ---------      ---------       ---------

            Total other expenses                                            1,576           1,340          3,110           2,535
                                                                        ---------       ---------      ---------       ---------

Income before provision for income taxes                                      368             324            792             689

Provision for income taxes                                                    131             109            282             237
                                                                        ---------       ---------      ---------       ---------

Net income                                                                    237             215            510             452

Other comprehensive income, net of tax:
       Unrealized holding gains (losses) arising during period               (466)              2           (750)              5
                                                                        ---------       ---------      ---------       ---------

Comprehensive income                                                    $    (229)      $     217      $    (240)      $     457
                                                                        =========       =========      =========       =========

Earnings per share
       Basic                                                            $    0.47       $    0.44      $    1.02       $    0.93
                                                                        =========       =========      =========       =========
       Diluted                                                          $    0.46       $    0.43      $    0.99       $    0.91
                                                                        =========       =========      =========       =========
Weighted average common shares outstanding during period
       Basic                                                              501,934         488,285        501,934         487,555
                                                                        =========       =========      =========       =========
       Diluted                                                            512,550         498,261        512,547         497,531
                                                                        =========       =========      =========       =========

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    For the Three Months           For the Six Months
                                                                       Ended June 30,                Ended June 30,
                                                                  -----------------------       -----------------------
                                                                    1999           1998           1999           1998
                                                                  --------       --------       --------       --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  $    271       $     62       $   (548)      $    356
                                                                  --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Net (increase) decrease in:
            Investment securities                                    2,675          3,784          2,160          4,534
            Loans                                                   (1,801)           631         (4,135)         1,916
            Other real estate                                          (59)           202             19             --
       Purchases of premises and equipment, net                        (52)           (39)           (83)           (47)
                                                                  --------       --------       --------       --------

            NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           763          4,578         (2,039)         6,403
                                                                  --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase (decrease) in deposits                          (1,768)          (559)         5,355          3,915
       Proceeds from other borrowings                                   --             --            275             --
       Principal payments on other borrowings                         (388)            --           (388)            --
       Stock options exercised                                          --             70             --             70
       Cash paid in lieu of fractional shares                           (7)            --            (13)            (6)
                                                                  --------       --------       --------       --------
            NET CASH PROVIDED (USED)
                        BY FINANCING ACTIVITIES                     (2,163)          (489)         5,229          3,979
                                                                  --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,129)         4,151          2,642         10,738

CASH AND CASH EQUIVALENTS AT
            BEGINNING OF THE PERIOD                                 11,547         16,375          7,776          9,788
                                                                  --------       --------       --------       --------
CASH AND CASH EQUIVALENTS AT
            END OF PERIOD                                         $ 10,418       $ 20,526       $ 10,418       $ 20,526
                                                                  ========       ========       ========       ========

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                                             Net
                                                                                                         Unrealized
                                                                            Additional                     Holding        Total
                                                     Common Stock            Paid-in       Retained       Losses on   Stockholders'
                                                  Shares        Amount       Capital       Earnings      Securities       Equity
                                                 --------      --------     ----------     --------      ----------   -------------
                                                                             (Dollars In Thousands)
Balance, December 31, 1998                        490,001      $      5      $  7,168      $  3,395       $    (88)      $ 10,480

Stock dividend declared                            11,933            --           250          (250)            --             --
Cash paid in lieu of fractional shares and for
     refunds of stock option overpayments              --            --            --           (13)            --            (13)
Comprehensive income:
      Net income                                       --            --            --           510             --
      Net change in net unrealized
         holding losses on securities                  --            --            --            --           (750)

               Total comprehensive income              --            --            --            --             --           (240)
                                                 --------      --------      --------      --------       --------       --------

Balance, June 30, 1999                            501,934      $      5      $  7,418      $  3,642       $   (838)      $ 10,227
                                                 ========      ========      ========      ========       ========       ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary, Big Lake National Bank (the "Bank"). The consolidated financial statements for the three and six months ended June 30, 1999 and 1998, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods of 1999 are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1998 Annual Report to Stockholders and are incorporated herein by reference.

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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999

NOTE 2 - STOCK DIVIDEND

On February 17, 1999, the Company's Board of Directors declared a stock dividend payable at a rate of 2.5% of shares issued and outstanding to stockholders of record on February 19, 1999, payable on or before March 18, 1999. Cash in lieu of fractional shares was paid at the rate of $21.39 per share. On or about June 30, 1999, the Company refunded two stockholders for an overpayment of stock purchased. The transaction arose when the stockholders exercised their stock options and subsequently overpaid for the shares. The refund was paid at a rate of $10.00 per share. This transaction is a one-time occurrence and the Company believes it has satisfied all stockholders involved. The total cash paid in lieu of fractional shares and for the refund of the overpayment amounted to approximately $13,000.

NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 2 above, the Company declared a 2.5% stock dividend. The average number of shares and dilutive potential shares have been restated for the stock dividend. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months and six months ended June 30, 1999 and 1998 (in thousands except per share data).


                                                                  For the Three Months Ended         For the Six Months Ended
                                                                            June 30,                         June 30,
                                                                     1999             1998             1999            1998
                                                                    -----            -----            -----            -----
                                                                                (In thousands except per share data)
      Basic EPS computation:
            Numerator - Net income                                  $ 237            $ 215            $ 510            $ 452
            Denominator - Weighted average shares outstanding         502              488              502              488
                                                                    -----            -----            -----            -----

            Basic EPS                                               $0.47            $0.44            $1.02            $ .93
                                                                    =====            =====            =====            =====
      Diluted EPS computation:
            Numerator - Net income                                  $ 237            $ 215            $ 510            $ 452
                                                                    -----            -----            -----            -----
            Denominator - Weighted average shares outstanding         502              488              502              488
            Stock options                                              11               10               11               10
                                                                    -----            -----            -----            -----

                                                                      513              498              513              498
                                                                    -----            -----            -----            -----

            Diluted EPS                                             $0.46            $0.43            $1.00            $ .91
                                                                    =====            =====            =====            =====

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999


NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities were as follows (dollars in thousands):


                                            June 30, 1999                December 31, 1998
                                     -------------------------      -------------------------
                                                     Estimated                      Estimated
                                     Amortized         Fair         Amortized         Fair
                                       Cost            Value           Cost           Value
                                     --------        ---------      ---------       ---------
Securities available-for-sale:
      U.S. Government agencies        $56,796         $55,452        $58,486         $58,345
      Mortgage-backed securities           --              --            179             179
      Other                               118             118            138             138
                                      -------         -------        -------         -------

                                      $56,914         $55,570        $58,803         $58,662
                                      =======         =======        =======         =======


                                                         Estimated                  Estimated
                                          Amortized        Fair        Amortized      Fair
                                            Cost           Value         Cost         Value
                                          ---------      ---------     ---------    ---------
Securities to be held-to-maturity:
      State and municipal                  $1,623         $1,585         $898         $926
                                           ======         ======         ====         ====

NOTE 5 - LOANS

Loans consisted of (dollars in thousands):


                                                            June 30,         December 31,
                                                              1999               1998
                                                            --------         ------------
      Real estate                                           $ 66,464          $ 61,710
      Installment and other loans                              8,906             8,828
      Commercial and agricultural                              5,625             6,399
                                                            --------          --------
            Total loans, gross                                80,995            76,937
      Unearned income and deferred fees and credits             (480)             (557)
      Allowance for credit losses                             (1,220)           (1,277)
                                                            --------          --------
            Net loans                                       $ 79,295          $ 75,103
                                                            ========          ========

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999

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


                                            For the Six Months    For the Twelve Months
                                               Ended June 30,       Ended December 31,
                                                   1999                    1998
                                            ------------------    ---------------------

      Balance, beginning of period                $ 1,277                 $ 1,183
      Recoveries                                       20                      78
      Chargeoffs                                     (177)                   (128)
      Provision charged to expense                    100                     144
                                                  -------                 -------

      Balance, end of period                      $ 1,220                 $ 1,277
                                                  =======                 =======

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Financial instruments at June 30, 1999, consisted of commitments to extend credit approximating $7.3 million and letters of credit of $129,000.

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

The Company is a bank holding company with consolidated assets of $155.6 million at June 30, 1999. Since December 31, 1998, the Company's total assets have grown $5.0 million from $150.6 million, an increase of 3.3%. During the same period, net loans have grown by $4.2 million from $75.1 million to $79.3 million, an increase of 5.5%.

Net income was $237,000 and $510,000 for the three and six months ended June 30, 1999, respectively, compared with $215,000 and $452,000 for the same periods in 1998, an increase of $22,000 and $58,000, respectively, or 10.2% and 12.7%, respectively. The increase in net income was primarily due to growth in loan volume and investment securities. The Company's purchase of two branches in November 1998 provided additional deposit funds for investment in loans, securities, and federal funds.

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

YEAR 2000 - THE COMPANY'S STATE OF READINESS

In accordance with OCC guidelines, the Company has developed and implemented a comprehensive plan which has resulted in timely and adequate modifications of its systems and technology to address its Year 2000 issues. The plan contemplates all system conversions and testing to be substantially completed by June 30, 1999. The Company has completed a top-down assessment of its mission-critical and other systems for Year 2000 compliance and is currently in the final phases defined by the FFIEC. The Company has assessed its non-information technology systems and has found that most have no Year 2000 considerations. Date-sensitive systems were validated during the second quarter of 1999.

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

To determine the readiness of the Company's vendors, the Company has sent out a letter to each vendor inquiring about their compliance with Year 2000. For those vendors who have responded that they are compliant and that the Company has determined to not have a material impact on Big Lake National Bank's operations, no further work is performed. For those vendors who have responded that they are working towards Year 2000 compliance and that the Company has determined to be significant, including mission critical vendors, the Company will follow up on a regular basis through 1999. If those vendors do not demonstrate compliance, the Company will seek other alternatives in accordance with its contingency plan, which may include seeking replacement vendors. To date all vendors who have been identified as critical have responded and are not considered to pose a significant risk.

YEAR 2000 - THE COMPANY'S COSTS AND RISKS

A few of the Company's computer hardware and software applications were modified or replaced in order to maintain their functionality as the year 2000 approaches. Management anticipates to spend less than $25,000 during 1999; however, it is recognized that any Year 2000 compliance failures could result in additional expense to the Company.

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

YEAR 2000 - THE COMPANY'S CONTINGENCY PLANS

The Company has created a contingency plan which would take effect should there be circumstances preventing timely implementation. This plan addresses both the Company's "Business Remediation Contingencies" and "Business Resumption Contingencies." The Company's main computer and software have undergone multiple rounds of user group testing, with two such tests monitored by on-site personnel from Big Lake National Bank. These tests, along with the resultant documentation, show that the Company's software and hardware are Year 2000-compliant. Independent review of the testing has been contracted with external consultants as an added measure of assurance and was substantially completed during the second quarter of 1999. The Company believes that all mission critical issues are compliant based upon testing performed and that no Business Remediation Contingencies will be necessary. Business Resumption Contingencies will be kept current to ensure the Company's preparedness should a failure occur during any of the critical dates.

                             RESULTS OF OPERATIONS

General Earnings

Net earnings for the three months ended June 30, 1999, were $237,000 or $0.47 per share, compared to net earnings of $215,000, or $0.44 per share, for the three months ended June 30, 1998. The increase in net earnings was primarily due to an increase in earning assets of 35%, partially offset by a decline in net interest margin due to a change in the mix of earning assets, and associated staff and premise expenses resulting from the acquisition of two branches from First Union National Bank in late-1998. Deposit growth associated with the acquisition of these two branches increased liquidity as well as service charge income on deposits. This additional liquidity was used to originate loans and invest in securities and overnight federal funds.

Net Interest Income

Net interest income before provision for credit losses was $1,621,000 and $3,201,000 for the three and six months ended June 30, 1999, respectively, as compared to $1,437,000 and $2,765,000 for the comparable periods ended June 30, 1998, respectively. The increases of 12.8% and 15.8% respectively, reflect the acquisition of the two branches and subsequent investment of additional liquidity in securities, federal funds and loan originations. Overall, the net interest margin rate decreased to 4.36% from 5.21% for the comparable period.

Interest income increased $417,000 and $887,000 for the three and six months ended June 30, 1999, respectively, from $2,267,000 and $4,447,000 for the three and six months ended June 30, 1998, respectively, to $2,684,000 and $5,334,000 for the three and six months ended June 30, 1999, respectively. The majority of the improvement is related to the investment of additional liquidity in government securities. Interest and fee income on loans decreased $5,000 for the three months ended June 30, 1999, however, increased $7,000 for the six months ended June 30, 1999. The variations in interest and fee income on loans reflect changes in the types of loans originated during the period.

Interest expense increased $233,000 and $451,000 for the three and six months ended June 30, 1999 respectively, from $830,000 and $1,682,000 for the three and six months ended June 30, 1998, respectively, to $1,063,000 and $2,133,000 for the three and six months ended June 30, 1999, respectively. This increase was primarily due to growth in average interest-bearing deposits from $82.3 million at June 30, 1998, to $112.4 million for the comparable 1999 period. The majority of growth stems from the acquisition of two branches from First Union National Bank in mid-November 1998. The average rate paid on interest-bearing deposits decreased 30 basis points. This decline was primarily attributed to declining interest rates in the market for rates paid on deposits.

The net interest margin for the six months ended June 30, 1999, was 4.36% as compared with 5.21% for the same period in 1998. This decline was primarily attributable to changes in the mix of average earning assets with lower yielding investment securities and federal funds sold comprising 45% of total average earning assets for the six months ended June 30, 1999, versus 30% for the same period in 1998. Subsequent to the acquisition of the two First Union branches, the Company reinvested funds in short-term and lower yielding assets. These excess funds will be redeployed into higher yielding loans throughout the remainder of 1999.

Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. This level is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions as they relate to the Company's market area, as well as other factors relating to the collectibility of the Company's loan portfolio. For the three months ended June 30, 1999, loan charge-offs increased $75,000 from $102,000 for the same period in 1998. For the six months ended June 30, 1999, recoveries declined to $17,000 from $37,000 for the same period in 1998. The provision for the three and six months ended June 30, 1999, was $60,000 and $100,000, respectively, as compared with $60,000 and $108,000 for the three and six months ended June 30, 1998, respectively.

Other Income

Total other income increased $96,000, or 33%, and $234,000, or 41%, for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. This increase correlates to the increased deposit base and management's efforts to cultivate fee income from products that are competitive and innovative as the customer base expands and customer needs change.

Other Expense

Total other expense increased $236,000, or 18%, and $575,000, or 23%, for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998, reflecting the growth associated with the acquisition of the two First Union National Bank branches in late-1998. Annualized operating expenses were 4.09% and 4.06% of average assets for the three and six months ended June 30, 1999, respectively, versus 4.65% and 4.43%, respectively, for the comparable periods in 1998. These decreases are a result of management's continued efforts in holding down costs and the Company's success in merging the systems of Clewiston National Bank (in the second quarter of 1998) and the addition of the two First Union National Bank branches into Big Lake National Bank in late-1998.

                              FINANCIAL CONDITION

Average total loans for the six months ended June 30, 1999, were $78.7 million versus $74.3 million for the same period in 1998, an increase of $4.4 million, or 5.9%. Total average interest-bearing deposits for the six months ended June 30, 1999, were $112.4 million versus $82.3 million for the same period in 1998, an increase of $30.1 million, or 36.6%. The increases in average interest-bearing deposits reflect the acquisition of two new branches in November 1998.

Since December 31, 1998, total loans have grown $4.1 million, or 5.3%, and investment securities decreased by $2.4 million, or 4.0%. Total deposits increased $5.4 million, or 3.9%, from December 31, 1998, to June 30, 1999. The excess funds generated from the deposit growth have been invested in federal funds sold, which have grown from $1.2 million at December 31, 1998, to $4.2 million at June 30, 1999, an increase of $3.0 million. Total interest-bearing deposits have grown $4.9 million, or 4.5%. Noninterest-bearing deposits have grown $453,000, or 1.6%, since December 31, 1998.

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


                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                     -----------------------------------------------------------------------------
                                                                        1999                                   1998
                                                     --------------------------------------     ----------------------------------
                                                                 INTEREST    AVERAGE                       INTEREST   AVERAGE
                                                     AVERAGE        AND       YIELD/            AVERAGE       AND      YIELD/
                                                     BALANCE     DIVIDENDS     RATE     MIX     BALANCE    DIVIDENDS    RATE   MIX
                                                     -------     ---------   -------    ---     -------    ---------   ------  ---
Interest-earning assets:
        Loans                                        $ 78,732     $ 3,390     8.68%     55%    $ 74,374     $3,496     9.40%   70%
        Investment and mortgage-
             backed securities                         58,932       1,685     5.77%     41%      19,404        579     5.97%   18%
        Other interest-earning
             assets                                     6,229         146     4.73%      4%      12,440        372     5.98%   12%
                                                     --------     -------              ---     --------     ------
             Total interest-earning
                 assets                               143,893       5,221     7.32%    100%     106,218      4,447     8.37%  100%
                                                                  -------              ===                  ------            ===
Noninterest-earning assets                             10,559                                     9,223
                                                     --------                                  --------
             Total Assets                            $154,452                                  $115,441
                                                     ========                                  ========
Interest-bearing liabilities:
        Demand, money market and
             NOW deposits                            $ 31,130         403     2.61%     28%    $ 23,524        354     3.01%   29%
        Savings                                        17,890         202     2.28%     16%      11,041        112     2.03%   13%
        Certificates of deposit                        63,376       1,508     4.80%     56%      47,695      1,216     5.10%   58%
        Other borrowings                                   --          --     0.00%      0%          --         --     0.00%    0%
                                                     --------     -------              ---     --------     ------
             Total interest-bearing
                 liabilities                         $112,396       2,113     3.79%    100%    $ 82,260      1,682     4.09%  100%
                                                     ========     -------              ===     ========     ------            ===

Interest-rate spread                                                          3.53%                                    4.28%

Net interest margin                                               $ 3,108     4.36%                         $2,765     5.21%
                                                                  =======                                   ======

        Interest-bearing deposits                    $112,396     $ 2,113     3.79%     78%    $ 82,260     $1,682     4.09%   78%
        Noninterest-bearing deposits                   31,364          --     0.00%     22%      23,497         --     0.00%   22%
                                                     --------     -------              ---     --------     ------            ---

             Total deposits                          $143,760     $ 2,113     2.96%    100%    $105,757     $1,682     3.21%  100%
                                                     ========     =======              ===     ========     ======            ===
        Demand, money market and
             NOW deposits                            $ 31,130     $   403     2.61%     50%    $ 23,524     $  354     3.01%   50%
        Noninterest-bearing deposits                   31,364          --     0.00%     50%      23,497         --     0.00%   50%
                                                     --------     -------              ---     --------     ------            ---
             Total transaction
                 deposit accounts                    $ 62,494     $   403     1.30%    100%    $ 47,021     $  354     1.52%  100%
                                                     ========     =======              ===     ========     ======            ===
Ratio of average interest-earning
        assets to average interest-bearing
        liabilities                                    128.02%                                   129.12%
                                                     ========                                  ========

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

Asset Classification. Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general credit loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by the Company. At June 30, 1999, the Company had 66 loans classified as substandard, doubtful, or loss totaling $1.9 million, a reduction of $558,000 since March 31, 1999.

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

At June 30, 1999, the allowance for credit losses amounted to $1,220,000, or 1.51% of outstanding loans. At December 31, 1998, the allowance for credit losses amounted to $1,277,000, or 1.66% of outstanding loans. Other real estate owned decreased $19,000 to $153,000 for the six months ended June 30, 1999, as compared to $172,000 at December 31, 1998.

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

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, management reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company's cumulative one-year gap at June 30, 1999, was a positive 11.3% of assets. This falls within the Company's policy of a cumulative one-year gap range of negative 20% to positive 20%.

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $6.2 million in the first six months of 1999 as compared to $12.4 million in the same period of 1998. At June 30, 1999, and December 31, 1998, short-term investments totaled $4.2 million and $1.2 million, respectively. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $133.7 million at June 30, 1999, and $130.2 million at December 31, 1998.

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

The Company uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 1999, the Company had commitments to originate loans totaling $7.3 million, and had issued but unused letters of credit of $129,000 for the same period. In addition, scheduled maturities of certificates of deposit during the twelve months following June 30, 1999, totaled $48.1 million. Management believes commitments will be funded within twelve months. The Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment, if desired.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 1999, as reflected in the following table.

The following table sets forth the Company's regulatory capital position (dollars in thousands):


                                                      Actual                       Minimum                  Well-Capitalized
                                              Amount           %            Amount            %           Amount           %
                                             -------         -----         -------          ----         -------         -----
Total Capital (to Risk-Weighted Assets)      $ 9,744         12.60%        $ 6,190          8.00%        $ 7,735         10.00%
Tier I Capital (to Risk-Weighted Assets)     $ 8,777         11.35%        $ 3,095          4.00%        $ 4,640          6.00%
Tier I Capital (to Average Assets)           $ 8,777          5.68%        $ 6,181          4.00%        $ 7,720          5.00%

The following table sets forth Big Lake National Bank's regulatory capital position (dollars in thousands):


                                                      Actual                        Minimum                  Well-Capitalized
                                               Amount           %            Amount            %           Amount           %
                                              -------         -----         -------          ----         -------         -----
Total Capital (to Risk-Weighted Assets)       $ 9,446         12.61%        $ 5,998          8.00%        $ 7,495         10.00%
Tier I Capital (to Risk-Weighted Assets)      $ 8,511         11.36%        $ 3,000          4.00%        $ 4,500          6.00%
Tier I Capital (to Average Assets)            $ 8,511          5.54%        $ 6,150          4.00%        $ 7,695          5.00%

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

                                             Big Lake Financial Corporation

Date: August 9, 1999                         /s/ Joe G. Mullins
      --------------                         ------------------------------
                                             Joe G. Mullins
                                             Executive Vice President and
                                             Chief Administrative Officer

Date: August 9, 1999                         /s/ Anita DeWitt
      --------------                         ------------------------------
                                             Anita DeWitt
                                             Treasurer