Form 10QSB
period 1999-09-30
BIG LAKE FINANCIAL CORP
filed 1999-11-10
CIK 789561

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

               For the Quarterly Period Ended September 30, 1999
                        Commission File Number 333-30779

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

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

         Class                            Outstanding as of November 10, 1999
-------------------------                 -------------------------------------
Common Stock                                              501,934
Par Value $0.01 per share

                         BIG LAKE FINANCIAL CORPORATION

             FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX


                                                                                                        PAGE
                                                                                                       NUMBER
PART I:  FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS:
                  Consolidated Condensed Balance Sheets as of September 30, 1999
                  (Unaudited) and December 31, 1998                                                       1

                  Consolidated Condensed Statements of Operations and Comprehensive
                  Income for the Three and Nine Months Ended September 30, 1999
                  and 1998 (Unaudited)                                                                    2

                  Consolidated Condensed Statements of Cash Flows for the Three and Nine Months
                  Ended September 30, 1999 and 1998 (Unaudited)                                           3

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                   4

                  Notes to Consolidated Condensed Financial Statements (Unaudited)                        5-8

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                               9-16

PART II:  OTHER INFORMATION                                                                               17

SIGNATURES                                                                                                18

PART I: FINANCIAL INFORMATION
     ITEM 1: FINANCIAL STATEMENTS

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                              September 30, 1999
                                                                  (Unaudited)      December 31, 1998*
                                                              ------------------   ------------------
ASSETS
Cash and due from banks                                            $   7,775           $   6,626
Federal funds sold                                                       270               1,150
                                                                   ---------           ---------
        Total cash and cash equivalents                                8,045               7,776
Investment securities:
        Available-for-sale at fair value                              55,379              58,662
        Held-to-maturity at amortized cost                             1,573                 898
Loans receivable less allowance for credit losses                     82,471              75,103
Facilities                                                             3,110               3,174
Accrued interest receivable                                            1,340               1,125
Deferred income taxes                                                  1,200                 582
Intangible assets                                                      2,220               2,458
Other assets                                                             934                 774
                                                                   ---------           ---------

              TOTAL                                                $ 156,272           $ 150,552
                                                                   =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                        $  29,718           $  28,802
        Interest-bearing                                             114,091             109,806
                                                                   ---------           ---------

              Total deposits                                         143,809             138,608

Federal funds purchased                                                  553                  --
Other borrowings                                                         388                 500
Accrued interest payable on deposits                                     726                 757
Accounts payable and accrued liabilities                                 434                 207
                                                                   ---------           ---------

              Total liabilities                                      145,910             140,072
                                                                   ---------           ---------

Commitments and contingencies                                             --                  --
                                                                   ---------           ---------
Stockholders' equity:
        Common stock                                                       5                   5
        Additional paid-in capital                                     7,418               7,168
        Retained earnings                                              3,895               3,395
        Accumulated other comprehensive income:
              Net unrealized holding losses on securities               (956)                (88)
                                                                   ---------           ---------

              Total stockholders' equity                              10,362              10,480
                                                                   ---------           ---------

              TOTAL                                                $ 156,272           $ 150,552
                                                                   =========           =========

Book value per common share                                        $   20.64           $   20.88
                                                                   =========           =========

Common shares outstanding, adjusted for stock dividends              501,934             501,934
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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                           For the Three Months        For the Nine Months
                                                                           Ended September 30,         Ended September 30,
                                                                         -----------------------    -----------------------
                                                                            1999          1998         1999          1998
                                                                         ---------     ---------    ---------     ---------
Interest and fees on loans                                               $   1,869     $   1,770    $   5,372     $   5,266
Interest and dividend income from investment securities                        832           310        2,517           889
Other interest income                                                           36           160          182           532
                                                                         ---------     ---------    ---------     ---------

         Total interest income                                               2,737         2,240        8,071         6,687

Interest expense on deposits and other                                       1,093           837        3,226         2,519
                                                                         ---------     ---------    ---------     ---------

         Net interest income before provision for credit losses              1,644         1,403        4,845         4,168

Provision for credit losses                                                     60            18          160           126
                                                                         ---------     ---------    ---------     ---------

         Net interest income                                                 1,584         1,385        4,685         4,042
                                                                         ---------     ---------    ---------     ---------

Service charges on deposit accounts                                            335           280          942           794
Other fees for customer service and other income                                56            27          250            80
                                                                         ---------     ---------    ---------     ---------

         Total other income                                                    391           307        1,192           874
                                                                         ---------     ---------    ---------     ---------
Other expenses:
     Salaries and employee benefits                                            762           573        2,260         1,695
     Expenses of bank premises and fixed assets                                245           213          675           549
     Other operating expenses                                                  568           373        1,750         1,450
                                                                         ---------     ---------    ---------     ---------

         Total other expenses                                                1,575         1,159        4,685         3,694
                                                                         ---------     ---------    ---------     ---------

Income before provision for income taxes                                       400           533        1,192         1,222

Provision for income taxes                                                     147           194          429           431
                                                                         ---------     ---------    ---------     ---------

Net income                                                                     253           339          763           791

Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during period                  (118)           53         (868)           58
                                                                         ---------     ---------    ---------     ---------

Comprehensive income                                                     $     135     $     392    $    (105)    $     849
                                                                         =========     =========    =========     =========
Earnings per share
     Basic                                                               $    0.50     $    0.69    $    1.52     $    1.62
                                                                         =========     =========    =========     =========
     Diluted                                                             $    0.49     $    0.68    $    1.49     $    1.59
                                                                         =========     =========    =========     =========
Weighted average common shares outstanding during period
     Basic                                                                 501,934       488,788      501,934       488,788
                                                                         =========     =========    =========     =========
     Diluted                                                               513,183       497,477      513,183       497,477
                                                                         =========     =========    =========     =========

     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                    BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                              For the Three Months      For the Nine Months
                                                              Ended September 30,       Ended September 30,
                                                             ---------------------     ---------------------
                                                               1999         1998         1999         1998
                                                             --------     --------     --------     --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             $    715     $    708     $   (157)    $  1,293
                                                             --------     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in:
         Investment securities                                    241       (2,814)       2,608        1,720
         Loans                                                 (3,176)      (2,247)      (7,368)        (331)
         Other real estate                                         28           75           47         (154)
     Purchases of premises and equipment, net                     (27)        (134)          64         (181)
                                                             --------     --------     --------     --------

         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (2,934)      (5,120)      (4,649)       1,054
                                                             --------     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                         (154)      (2,689)       5,201        1,226
     Proceeds from other borrowings                                --           --          275           --
     Principal payments on other borrowings                        --           --         (388)          --
     Stock options exercised                                       --           --           --           70
     Cash paid in lieu of fractional shares                        --           --          (13)          (6)
                                                             --------     --------     --------     --------
         NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES                     (154)      (2,689)       5,075        1,290
                                                             --------     --------     --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      (2,373)      (7,101)         269        3,637

CASH AND CASH EQUIVALENTS AT
            BEGINNING OF THE PERIOD                            10,418       20,526        7,776        9,788
                                                             --------     --------     --------     --------
CASH AND CASH EQUIVALENTS AT
            END OF PERIOD                                    $  8,045     $ 13,425     $  8,045     $ 13,425
                                                             ========     ========     ========     ========

     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                                Net
                                                                                             Unrealized
                                                                   Additional                  Holding        Total
                                               Common Stock         Paid-in     Retained      Losses on   Stockholders'
                                             Shares      Amount     Capital     Earnings     Securities      Equity
                                            --------    --------   ----------   --------     ----------   -------------
                                                                   (Dollars In Thousands)
Balance, December 31, 1998                   490,001    $      5    $  7,168    $  3,395     $    (88)      $ 10,480

Stock dividend declared                       11,933          --         250        (250)          --             --
Cash paid in lieu of fractional shares            --          --          --         (13)          --            (13)
Comprehensive income:
     Net income                                   --          --          --         763           --
     Net change in net unrealized
        holding losses on securities              --          --          --          --         (868)

              Total comprehensive income          --          --          --          --           --           (105)
                                            --------    --------    --------    --------     --------       --------

Balance, September 30, 1999                  501,934    $      5    $  7,418    $  3,895     $   (956)      $ 10,362
                                            ========    ========    ========    ========     ========       ========

     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary, Big Lake National Bank (the "Bank"). The consolidated financial statements for the three and nine months ended September 30, 1999 and 1998, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods of 1999 are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1998 Annual Report to Stockholders and are incorporated herein by reference.

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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

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

NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 2 above, the Company declared a 2.5% stock dividend. The average number of shares and dilutive potential shares have been restated for the stock dividend. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months and nine months ended September 30, 1999 and 1998 (in thousands except per share data).


                                                              For the Three Months Ended   For the Nine Months Ended
                                                                     September 30,               September 30,
                                                                   1999         1998           1999          1998
                                                              -----------  -------------   -----------  ------------
      Basic EPS computation:
          Numerator - Net income                                  $ 253       $ 339            $ 763       $ 791
          Denominator - Weighted average shares outstanding         502         489              502         489
                                                                  -----       -----            -----       -----

          Basic EPS                                               $0.50       $0.69            $1.52       $1.62
                                                                  =====       =====            =====       =====

      Diluted EPS computation:
          Numerator - Net income                                  $ 253       $ 339            $ 763       $ 791
                                                                  -----       -----            -----       -----
          Denominator - Weighted average shares outstanding         502         489              502         489
          Stock options                                              11          10               11          10
                                                                  -----       -----            -----       -----

                                                                    513         498              513         498
                                                                  -----       -----            -----       -----

          Diluted EPS                                             $0.49       $0.68            $1.49       $1.59
                                                                  =====       =====            =====       =====

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities were as follows (dollars in thousands):


                                              September 30, 1999                  December 31, 1998
                                         ----------------------------        ---------------------------
                                                           Estimated                           Estimated
                                         Amortized            Fair           Amortized           Fair
                                            Cost             Value              Cost             Value
                                         ---------         ---------         ---------         ---------
Securities available-for-sale:
     U.S. Government agencies             $56,911           $55,261           $58,486           $58,345
     Mortgage-backed securities                --                --               179               179
     Other                                    118               118               138               138
                                          -------           -------           -------           -------

                                          $57,029           $55,379           $58,803           $58,662
                                          =======           =======           =======           =======

                                                           Estimated                           Estimated
                                         Amortized            Fair           Amortized           Fair
                                            Cost             Value              Cost             Value
                                         ---------         ---------         ---------         ---------

Securities to be held-to-maturity:
     State and municipal                $    1,573        $    1,564        $       898       $      926
                                        ==========        ==========        ===========       ==========

NOTE 5 - LOANS

Loans consisted of (dollars in thousands):


                                                            September 30,       December 31,
                                                                1999                1998
                                                            -------------       ------------
      Real estate                                             $ 69,003            $ 61,710
      Installment and other loans                                9,160               8,828
      Commercial and agricultural                                5,880               6,399
                                                              --------            --------
          Total loans, gross                                    84,043              76,937
      Unearned income and deferred fees and credits               (375)               (557)
      Allowance for credit losses                               (1,197)             (1,277)
                                                              --------            --------
          Net loans                                           $ 82,471            $ 75,103
                                                              ========            ========

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

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


                                    For the Nine Months        For the Twelve Months
                                    Ended September 30,          Ended December 31,
                                            1999                        1998
                                    -------------------        ---------------------
     Balance, beginning of period         $1,277                        $1,183
     Recoveries                               32                            78
     Chargeoffs                             (272)                         (128)
     Provision charged to expense            160                           144
                                          ------                        -------

     Balance, end of period               $1,197                        $1,277
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

Financial instruments at September 30, 1999, consisted of commitments to extend credit approximating $6.5 million and letters of credit of $129,000.

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

The Company is a bank holding company with consolidated assets of $156.3 million at September 30, 1999. Since December 31, 1998, the Company's total assets have grown $5.7 million from $150.6 million, an increase of 3.8%. During the same period, net loans have grown by $7.4 million from $75.1 million to $82.5 million, an increase of 9.8%.

Net income was $253,000 and $763,000 for the three and nine months ended September 30, 1999, respectively, compared with $339,000 and $791,000 for the same periods in 1998, a decrease of $86,000 and $28,000, respectively, or (25.4%) and (3.5%), respectively. The decrease in net income was primarily due to increases in the provision for credit losses and growth in deposit volume and other expenses associated with the purchase of two First Union branches in late 1998 offset partially by loan and investment security growth. The Company's purchase of two branches in November 1998 provided additional deposit funds for investment in loans, securities, and federal funds.

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

                                   YEAR 2000

OVERVIEW

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software and/or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other disruption of operations and impede normal business activities. In September 1996, the Federal Financial Institutions Examination Council ("FFIEC") alerted the banking industry of the serious challenges that would be encountered with Year 2000 issues. The OCC has also implemented a plan to require compliance with Year 2000 issues and regularly examines the Company's progress.

YEAR 2000 - THE COMPANY'S STATE OF READINESS

In accordance with OCC guidelines, the Company has developed and implemented a comprehensive plan which has resulted in timely and adequate modifications of its systems and technology to address its Year 2000 issues. The plan contemplates all system conversions and testing to be substantially completed by June 30, 1999. The Company has completed a top-down assessment of its mission critical and other systems for Year 2000 compliance and is currently in the final phases defined by the FFIEC. The Company has assessed its non-information technology systems and has found that most have no Year 2000 considerations. Date-sensitive systems were validated during the second quarter of 1999.

To determine the readiness of its lending customers, Big Lake National Bank utilizes a Year 2000 compliance agreement which is produced by its lending software. This document addresses the Year 2000 problem, and requires each customer to satisfy certain requirements. While many of its commercial borrowers renew on an annual basis and will sign the agreement, letters were mailed to those not on file as having been assessed. The allowance for credit losses, liquidity, and contingencies are reviewed on a quarterly basis and will be modified as necessary. Significant depositors are identified as those with a combined relationship of over $100,000, and any who may represent a Year 2000 high risk will be reassessed during each quarter of 1999.

To determine the readiness of the Company's vendors, the Company has sent out a letter to each vendor inquiring about their compliance with Year 2000. For those vendors who have responded that they are compliant and that the Company has determined to not have a material impact on Big Lake National Bank's operations, no further work is performed. For those vendors who have responded that they are working towards Year 2000 compliance and that the Company has determined to be significant, including mission critical vendors, the Company will follow up on a regular basis through 1999. If those vendors do not demonstrate compliance, the Company will seek other alternatives in accordance with its contingency plan, which may include seeking replacement vendors. To date, all vendors who have been identified as mission critical have responded and are not considered to pose significant risk.

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

YEAR 2000 - THE COMPANY'S CONTINGENCY PLANS

The Company has created a contingency plan which would take effect should there be circumstances preventing timely implementation. This plan addresses both the Company's "Business Remediation Contingencies" and "Business Resumption Contingencies." The Company's main computer and software have undergone multiple rounds of user-group testing, with two such tests monitored by on-site personnel from Big Lake National Bank. These tests, along with the resultant documentation, show that the Company's software and hardware are Year 2000-compliant. Independent review of the testing has been contracted with external consultants as an added measure of assurance and was substantially completed during the second quarter of 1999. The Company believes that all mission critical issues are compliant based upon testing performed and that no Business Remediation Contingencies will be necessary. Business Resumption Contingencies will be kept current to ensure the Company's preparedness should a failure occur during any of the critical dates.

                             RESULTS OF OPERATIONS

General Earnings

Net earnings for the three months ended September 30, 1999, were $253,000 or $0.50 per share, compared to net earnings of $339,000, or $0.69 per share, for the three months ended September 30, 1998. The decrease in net earnings was primarily due to an increase in provision for credit losses and associated staff and premise expenses resulting from the acquisition of two branches from First Union National Bank in late 1998. This was offset by an increase in volume of earning assets of 34% and an increase in net interest margin due to a change in the mix of earning assets. Deposit growth associated with the acquisition of these two branches increased liquidity as well as service charge income on deposits. This additional liquidity was used to originate loans and invest in securities and overnight federal funds.

Net Interest Income

Net interest income before provision for credit losses was $1,644,000 and $4,845,000 for the three and nine months ended September 30, 1999, respectively, as compared to $1,403,000 and $4,168,000 for the comparable periods ended September 30, 1998, respectively. The increases of 17.2% and 16.2%, respectively, reflect the acquisition of the two branches and subsequent investment of additional liquidity in securities, federal funds and loan originations. Overall, the net interest margin rate decreased to 4.51% from 5.25% for the comparable period.

Interest income increased $497,000 and $1,384,000 for the three and nine months ended September 30, 1999, respectively, from $2,240,000 and $6,687,000 for the three and nine months ended September 30, 1998, respectively, to $2,737,000 and $8,071,000 for the three and nine months ended September 30, 1999, respectively. The majority of the improvement is related to the investment of additional liquidity in government securities. Interest and fee income on loans increased $99,000 for the three months ended September 30, 1999, and increased $106,000 for the nine months ended September 30, 1999. The variations in interest and fee income on loans reflect changes in the types of loans originated during the period. This decline was primarily attributable to changes in the mix of average earning assets with lower yielding investment securities and federal funds sold comprising 44% of total average earning assets for the nine months ended September 30, 1999, versus 30% for the same period in 1998. Subsequent to the acquisition of the two First Union branches, the Company reinvested funds in short-term and lower yielding assets. The company will continue its efforts to redeploy these funds into higher yielding loans throughout the remainder of 1999.

Interest expense increased $256,000 and $707,000 for the three and nine months ended September 30, 1999, respectively, from $837,000 and $2,519,000 for the three and nine months ended September 30, 1998, respectively, to $1,093,000 and $3,226,000 for the three and nine months ended September 30, 1999, respectively. This increase was primarily due to growth in average interest-bearing deposits from $81.6 million at September 30, 1998, to $112.8 million for the comparable 1999 period. The majority of growth stems from the acquisition of two branches from First Union National Bank in mid-November 1998. The average rate paid on interest-bearing deposits decreased 74 basis points. This decline was primarily attributed to declining interest rates in the market for rates paid on deposits. The net interest margin for the nine months ended September 30, 1999, was 4.51% as compared with 5.25% for the same period in 1998.

Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. This level is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions as they relate to the Company's market area, as well as other factors relating to the collectibility of the Company's loan portfolio. For the three months ended September 30, 1999, loan charge-offs increased to $272,000 from $112,000 for the same period in 1998. For the nine months ended September 30, 1999, recoveries declined to $32,000 from $56,000 for the same period in 1998. The provision for the three and nine months ended September 30, 1999, was $60,000 and $160,000, respectively, as compared with $18,000 and $126,000 for the three and nine months ended September 30, 1998, respectively.

Other Income

Total other income increased $84,000, or 27%, and $318,000, or 36%, for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. This increase correlates to the increased deposit base and management's efforts to cultivate fee income from products that are competitive and innovative as the customer base expands and customer needs change.

Other Expense

Total other expense increased $416,000, or 36%, and $991,000, or 27%, for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998, reflecting the growth associated with the acquisition of the two First Union National Bank branches in late 1998. Annualized operating expenses were 4.07% and 4.03% of average assets for the three and nine months ended September 30, 1999, respectively, versus 4.04% and 4.29%, respectively, for the comparable periods in 1998. The improvement in the year-to-date ratio is a result of management's continued efforts in holding down costs, merging the systems of Clewiston National Bank (in the second quarter of 1998) and the addition of the two First Union National Bank branches into Big Lake National Bank in late 1998.

                              FINANCIAL CONDITION

Average total loans for the nine months ended September 30, 1999, were $79.9 million versus $73.6 million for the same period in 1998, an increase of $6.3 million, or 8.6%. Total average interest-bearing deposits for the nine months ended September 30, 1999, were $112.8 million versus $81.6 million for the same period in 1998, an increase of $31.2 million, or 38.2%. The increases in average interest-bearing deposits reflect the acquisition of two new branches in November 1998.

Since December 31, 1998, total loans have grown $7.4 million, or 9.9%, and investment securities decreased by $2.6 million, or 4.4%. Total deposits increased $5.2 million, or 3.8%, from December 31, 1998, to September 30, 1999. The excess funds generated from the deposit growth have been used to fund loan growth, primarily. Total interest-bearing deposits have grown $4.3 million, or 3.9%. Noninterest-bearing deposits have grown $916,000, or 3.2%, since December 31, 1998.

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


                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------------------------
                                                           1999                                             1998
                                          ----------------------------------------        ----------------------------------------
                                                       INTEREST    AVERAGE                            INTEREST    AVERAGE
                                          AVERAGE         AND       YIELD/                 AVERAGE       AND       YIELD/
($ IN THOUSANDS)                          BALANCE      DIVIDENDS     RATE      MIX         BALANCE    DIVIDENDS     RATE       MIX
                                          --------     ---------   -------     ---         -------    ---------   -------      ---
Interest-earning assets:
      Loans                               $ 79,875      $ 5,372     8.99%      56%        $ 73,602    $ 5,266      9.54%       70%
      Investment and mortgage-
          backed securities                 58,782        2,517     5.72%      41%          20,134        889      5.89%       19%
      Other interest-earning
          assets                             5,082          182     4.79%       3%          12,050        532      5.89%       11%
                                          --------      -------                           --------    -------                 ---
          Total interest-earning
             assets                        143,739        8,071     7.51%     100%         105,786      6,687      8.43%      100%
                                                        -------               ===                     -------                 ===
Noninterest-earning assets                  11,008                                           8,950
                                          --------                                        --------
      Total Assets                        $154,747                                        $114,736
                                          ========                                        ========
Interest-bearing liabilities:
      Demand, money market and
          NOW deposits                    $ 31,487          629     2.67%      28%        $ 23,318        513      2.93%       29%
      Savings                               17,646          296     2.24%      16%          10,670        169      2.11%       13%
      Certificates of deposit               63,649        2,272     4.77%      56%          47,644      1,837      5.14%       58%
      Other borrowings                         573           29     6.77%       0%              --         --      0.00%        0%
                                          --------      -------               ---         --------    -------                 ---
          Total interest-bearing
             liabilities                  $113,355        3,226     3.81%     100%        $ 81,632      2,519      4.11%      100%
                                          ========      -------               ===         ========    -------                 ===
Interest rate spread                                                3.70%                                          4.32%

Net interest margin                                     $ 4,845     4.51%                             $ 4,168      5.25%
                                                        =======                                       =======

      Interest-bearing deposit            $112,782      $ 3,197     3.79%      79%        $ 81,632    $ 2,519      4.13%       78%
      Noninterest-bearing deposits          30,613           --     0.00%      21%          23,203         --      0.00%       22%
                                          --------      -------               ---         --------    -------                 ---

          Total deposits                  $143,395      $ 3,197     2.98%     100%        $104,835    $ 2,519      3.21%      100%
                                          ========      =======               ===         ========    =======                 ===
      Demand, money market and
          NOW deposits                    $ 31,487      $   629     2.67%      51%        $ 23,318    $   513      2.93%       50%
      Noninterest-bearing deposits          30,613           --     0.00%      49%          23,203         --      0.00%       50%
                                          --------      -------               ---         --------    -------                 ---
          Total transaction
             deposit accounts             $ 62,100      $   629     1.35%     100%        $ 46,521    $   513      1.47%      100%
                                          ========      =======               ===         ========    =======                 ===
Ratio of average interest-earning
      assets to average interest-bearing
      liabilities                           126.80%                                         129.59%
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

Asset Classification. Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful, assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset, or portion thereof, is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general credit loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by the Company. At September 30, 1999, the Company had 49 loans classified as substandard, doubtful, or loss totaling $1.5 million, a reduction of $400,000 since June 30, 1999.

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

At September 30, 1999, the allowance for credit losses amounted to $1,197,000, or 1.43% of outstanding loans. At December 31, 1998, the allowance for credit losses amounted to $1,277,000, or 1.66% of outstanding loans. Other real estate owned decreased $47,000 to $125,000 for the nine months ended September 30, 1999, as compared to $172,000 at December 31, 1998.

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

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, management reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company's cumulative one-year gap at September 30, 1999, was a negative 28% of assets. This falls outside the Company's policy of a cumulative one-year gap range of negative 10% to positive 10%. The Company's board of directors was informed of this out of policy position. Although the bank's policy calls for a one-year gap between positive and negative 10%, the company typically operates between a range of positive or negative 20%. The company's management believes the current position to be temporary and not having a negative impact on earnings.

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $5.1 million in the first nine months of 1999 as compared to $12.1 million in the same period of 1998. At September 30, 1999, and December 31, 1998, short-term investments totaled $270,000 and $1.2 million, respectively. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $132 million at September 30, 1999, and $130.2 million at December 31, 1998.

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

The Company uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 1999, the Company had commitments to originate loans totaling $6.5 million, and had issued but unused letters of credit of $129,000 for the same period. In addition, scheduled maturities of certificates of deposit during the twelve months following September 30, 1999, totaled $49.5 million. Management believes substantially all of the commitments will be funded within twelve months. The Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment, if desired.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 1999, as reflected in the following table.

The following table sets forth the Company's regulatory capital position (dollars in thousands):


                                                            Actual                Minimum         Well-Capitalized
                                                      Amount       %        Amount        %       Amount        %
                                                     -------     ------    -------      -----    -------     ------
Total Capital (to Risk-Weighted Assets)              $10,088     12.75%    $ 6,327      8.00%    $ 7,907     10.00%
Tier I Capital (to Risk-Weighted Assets)             $ 9,099     11.50%    $ 3,163      4.00%    $ 3,072      6.00%
Tier I Capital (to Average Assets)                   $ 9,099      5.86%    $ 6,208      4.00%    $ 7,758      5.00%

The following table sets forth Big Lake National Bank's regulatory capital position (dollars in thousands):


                                                            Actual                Minimum         Well-Capitalized
                                                      Amount       %        Amount        %       Amount        %
                                                     -------     ------    -------      -----    -------     ------
Total Capital (to Risk-Weighted Assets)              $ 9,792     12.75%    $ 6,142      8.00%    $ 7,682     10.00%
Tier I Capital (to Risk-Weighted Assets)             $ 8,832     11.50%    $ 3,072      4.00%    $ 4,612      6.00%
Tier I Capital (to Average Assets)                   $ 8,832      5.77%    $ 6,122      4.00%    $ 7,662      5.00%

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



                                             Big Lake Financial Corporation



Date: November 10, 1999                      /s/ Joe G. Mullins
      -----------------                      ----------------------------
                                             Joe G. Mullins
                                             Executive Vice President and
                                             Chief Administrative Officer



Date: November 10, 1999                      /s/ Anita DeWitt
      -----------------                      ----------------------------
                                             Anita DeWitt
                                             Treasurer