Form 10KSB40
period 1999-12-31
BIG LAKE FINANCIAL CORP
filed 2000-02-25
CIK 789561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

    Registrant's telephone number, including area code: (863) 467-4663

    Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $12,457,000.

         The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (217,756 shares) on February 18, 2000, was approximately $5,879,000. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $27.00 per share on November 2, 1999. For the purposes of this response, directors, officers and holders of 5% or more of the issuer's Common Stock are considered the affiliates of the issuer at that date.

         As of February 18, 2000, there were issued and outstanding 511,729 shares of the issuer's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 16, 2000 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer's fiscal year end are incorporated into Part III, Items 10 through 13 of this Annual Report on Form 10-KSB

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I........................................................................................................1

Item 1.   Business............................................................................................1
          General.............................................................................................1
          Lending Activities..................................................................................2
          Deposit Activities..................................................................................3
          Investments.........................................................................................3
          Correspondent Banking...............................................................................4
          Data Processing.....................................................................................4
          Effect of Governmental Policies.....................................................................4
          Interest and Usury..................................................................................5
          Supervision and Regulation..........................................................................5
          Competition........................................................................................12
          Employees..........................................................................................13
          Statistical Profile and Other Financial Data.......................................................13

Item 2.   Properties.........................................................................................14

Item 3.   Legal Proceedings..................................................................................14

Item 4.   Submission of Matters to a Vote of Security Holders................................................14

PART II......................................................................................................15

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters..........................15
          Dividends..........................................................................................15

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............16
          General............................................................................................17
          Liquidity and Capital Resources....................................................................17
          Results of Operations..............................................................................18
          Comparison of Years Ended December 31, 1999 and 1998...............................................21
          Asset/Liability Management.........................................................................23
          Financial Condition................................................................................26
          Other Borrowings...................................................................................38
          Impact of Inflation and Changing Prices............................................................38
          Future Accounting Requirements.....................................................................38

Item 7.   Financial Statements...............................................................................38

                                                                                                            Page
                                                                                                            ----
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............38

PART III  ...................................................................................................39

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act..........................................................39

Item 10.  Executive Compensation.............................................................................39

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....................................39

Item 12.  Certain Relationships and Related Transactions.....................................................39

Item 13.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K...................................40

SIGNATURES...................................................................................................42

EXHIBIT INDEX................................................................................................44

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Big Lake Financial Corporation ("BLF") was incorporated under the laws of the State of Florida on August 8, 1985. BLF is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and owns all of the voting shares of Big Lake National Bank.

         BLF has no significant operations other than owning the stock of Big Lake National Bank. Big Lake National Bank is a national banking association and is the only source of revenue for BLF.

         BLF provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by BLF include: demand interest-bearing and noninterest-bearing accounts, sweep investment accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, BLF makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. BLF provides automated teller machine (ATM) cards, as a part of the HONOR ATM Network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the HONOR ATM Network, the Bank also provides the Presto and Cirrus systems for ATM use. BLF offers Visa Debit Cards as a new convenient way for its clients to have access to their funds. In addition to the foregoing services, the offices of BLF provide customers with extended banking hours. BLF does not have trust powers and, accordingly, no trust services are provided.

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

         As is the case with banking institutions generally, BLF's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Office of the Comptroller of the Currency ("OCC"). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. BLF faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "Competition."

LENDING ACTIVITIES

         BLF offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in, or conduct a substantial portion of their business in, BLF's market area. BLF's consolidated total loans at December 31, 1999 were $88.6 million, or 54.7% of total BLF consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. BLF has no foreign loans or loans for highly leveraged transactions.

         BLF's loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of BLF's loans are made on a secured basis. As of December 31, 1999, approximately 81.6% of BLF's consolidated loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 50.5% of the total loan portfolio is secured by 1-4 family residential properties.

         BLF's commercial loan portfolio includes loans to individuals and small-to-medium-sized businesses located primarily in Okeechobee, Highlands, Hardee, DeSoto, Glades, and Hendry counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 8.4% of BLF's total loan portfolio as of December 31, 1999.

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

         For additional information regarding BLF's loan portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

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

DEPOSIT ACTIVITIES

         Deposits are the major source of BLF's funds for lending and other investment activities. BLF considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 56.3% of BLF's consolidated total deposits at December 31, 1999. Approximately 43.7% of BLF's consolidated deposits at December 31, 1999 were certificates of deposit. Generally, BLF attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 6.7% of BLF's consolidated total deposits at December 31, 1999. The majority of the deposits of BLF are generated from Okeechobee, DeSoto, Glades, Hardee, Highlands, and Hendry counties. BLF does not currently accept brokered deposits. For additional information regarding BLF's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

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

         BLF monitors changes in financial markets. In addition to investments for its portfolio, BLF monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. BLF attempts to stagger the maturities of its securities so as to produce a steady cash flow in the event BLF needs cash, or economic conditions change to a more favorable rate environment.

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

         Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

         The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker," and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

         Most of the provisions of the law take effect on November 12, 1999, with other provisions being phased in over a one to two year period thereafter. It is anticipated that the effects of the law, while providing additional flexibility to bank holding companies and banks, may result in additional affiliation of different financial services providers, as well as increased competition, resulting in lower prices, more convenience, and greater financial products and services available to consumers.

         Bank Regulation. Big Lake National Bank is chartered under the national banking laws and its deposits are insured by the FDIC to the extent provided by law. Big Lake National Bank is subject to comprehensive regulation, examination and supervision by the OCC and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. Big Lake National Bank is examined periodically by the OCC, to whom it submits periodic reports regarding its financial condition and other matters. The OCC has a broad range of powers to enforce regulations under its jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The OCC also has the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

         There are various statutory limitations on the ability of BLF to pay dividends. The OCC also has the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of Big Lake National Bank to pay dividends to BLF, see Part II - Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

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

         Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on bank's interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or noninterest income.

         The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 1999, Big Lake National Bank's Tier 1 and total risk-based capital ratios were 10.99% and 12.24%, respectively, and BLF's Tier 1 and total risk-based capital ratios were 11.32% and 12.57%, respectively.

         Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 1999, BLF's and Big Lake National Bank's leverage ratios were 5.99% and 5.79%, respectively.

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

         The OCC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows:

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

         As of December 31, 1999, BLF and Big Lake National Bank met the capital requirements of a "well capitalized" institution.

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

EMPLOYEES

         As of December 31, 1999, BLF and Big Lake National Bank collectively had 98 full-time employees (including executive officers) and 3 part-time employees. The employees are not represented by a collective bargaining unit. BLF and Big Lake National Bank consider relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

         Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of BLF's business activities.

ITEM 2.  PROPERTIES

         The main office of BLF and Big Lake National Bank is located at 1409 S. Parrott Avenue, Okeechobee, Florida 34974, in a two-story building of approximately 8,010 square feet, which is owned by BLF. Big Lake National Bank also has banking offices located at 1801 Highway 441 SE, Okeechobee, Florida 34974, in a one-story building of approximately 1,196 square feet, which is owned by Big Lake National Bank; a branch at 199 N. U.S. Highway 27, Lake Placid, Florida 33852, in a one-story building of approximately 2,000 square feet, which is owned by Big Lake National Bank; a branch at 300 South Berner Road, Clewiston, Florida 33440, in a one-story building of approximately 5,700 square feet, which is owned by Big Lake National Bank; a branch at 401 E. Sugarland Highway, Clewiston, Florida 33440, in a one-story building of approximately 1,600 square feet, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2001); a branch at 6th Street and Highway 27, Moore Haven, Florida 33471, in a one-story building of approximately 2,800 square feet, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2000); a branch at 17 N. Lee Street, LaBelle, Florida 33935, in a one-story building of approximately 1,960 square feet, which is owned by Big Lake National Bank; a branch in a one-story building of approximately 1,491 square feet located at 1601 East Oak Street, Arcadia, Florida 34266, which is owned by Big Lake National Bank; a branch at 202 North 6th Avenue, Wauchula, Florida 33874 in a one-story building of approximately 6,878 square feet, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2013); and a branch located at 3180 Highway 441 S.E., Okeechobee, Florida 34974, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2014). Big Lake National Bank also has an operations center adjacent to the branch office at 1801 Highway 441 S.E., Okeechobee, Florida 34974. This facility is a one-story building of approximately 3,600 square feet, which is owned by Big Lake National Bank. Big Lake National Bank operates a human resource and training facility at 107 S.W 17th Street, Suite B, Okeechobee, Florida 34974. This facility is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2002).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of BLF security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The shares of BLF Common Stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of BLF Common Stock. Management of BLF is aware of certain transactions in its shares that have occurred since January 1, 1998, although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of BLF Common Stock that occurred in transactions known to BLF management in the respective periods during 1998 and 1999:

                            1999                            1998
                ----------------------------     ----------------------------
                 High       Low       Shares      High       Low       Shares
                ------     ------     ------     ------     ------     ------
1st Quarter     $25.00     $24.00        713     $21.00     $21.00        972
2nd Quarter     $27.00     $24.00     10,668     $23.00     $22.00     15,271
3rd Quarter     $26.50     $25.00      2,520     $24.00     $22.00     10,669
4th Quarter     $27.00     $27.00      1,339     $24.00     $23.00        883

         BLF had approximately 555 shareholders of record as of December 31, 1999.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of BLF at, and results of operations of BLF for the years ended, December 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of BLF presented elsewhere herein.

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                   1999        1998        1997        1996        1995
                                                 --------    --------    --------    --------    --------
Interest income                                  $ 10,867    $  9,094    $  5,491    $  4,229    $  3,195
Interest expense                                    4,343       3,464       2,204       1,736       1,211
                                                 --------    --------    --------    --------    --------
Net interest income before provision for
     credit losses                                  6,524       5,630       3,287       2,493       1,984
Provision for credit losses                           220         144         280         132          70
                                                 --------    --------    --------    --------    --------
Net interest income after provision for
     credit losses                                  6,304       5,486       3,007       2,361       1,914
Noninterest income                                  1,590       1,205         814         589         518
Noninterest expenses                                6,357       5,043       2,847       2,112       1,574
                                                 --------    --------    --------    --------    --------
Earnings before income taxes                        1,537       1,648         974         838         858
Provision for income taxes                            553         574         316         287         308
                                                 --------    --------    --------    --------    --------
Net earnings                                     $    984    $  1,074    $    658    $    551    $    550
                                                 ========    ========    ========    ========    ========
Per share data (1):
     Earnings per share                          $   1.95    $   2.14    $   1.86    $   1.70    $   1.70
     Cash dividends declared                     $     --    $     --    $     --    $     --    $     --
     Book value at end of period                 $  20.16    $  20.66    $  18.80    $  14.63    $  13.18
Common shares outstanding at end of period (1)    505,199     501,934     495,437     324,340     324,340
Weighted average common shares outstanding
     during period (1)                            505,181     500,712     353,497     324,340     324,340
Total assets at end of period (2)                $161,915    $150,442    $111,682    $ 59,408    $ 55,714
Cash and cash equivalents                        $  9,521    $  7,776    $  9,788    $  4,402    $ 12,520
Investment securities                            $ 56,110    $ 59,560    $ 22,759    $ 16,015    $ 11,922
Loans, net                                       $ 87,134    $ 75,103    $ 73,972    $ 36,262    $ 28,663
Deposits                                         $148,453    $138,608    $101,332    $ 54,245    $ 50,793
Other borrowings                                 $  2,157    $    500    $     --    $     --    $     --
Stockholders' equity (2)                         $ 10,187    $ 10,370    $  9,313    $  4,744    $  4,276
Total loans before allowance for credit losses   $ 88,348    $ 76,380    $ 75,155    $ 36,732    $ 29,026
Allowance for credit losses                      $  1,214    $  1,277    $  1,183    $    470    $    363
Nonperforming loans                              $    353    $  1,049    $  1,536    $    111    $     30
Nonperforming loans and other assets             $    660    $  1,221    $  1,797    $    111    $    126
Allowance for credit losses as a percentage
     of period-end total loans                       1.37%       1.67%       1.57%       1.28%       1.25%
Allowance for credit losses as a percentage
     of nonperforming loans                        343.91%     121.73%      77.02%     423.42%    1210.00%
Total nonperforming loans as a percentage
     of total loans                                   .40%       1.37%       2.04%       0.30%       0.10%
Total nonperforming loans as a percentage
     of total assets                                  .22%       0.70%       1.37%       0.19%       0.05%
Total nonperforming loans and real estate
     owned as a percentage of total assets            .41%       0.81%       1.61%       0.19%       0.23%

-----------------------
(1)Adjusted for the stock dividends in shares of BLF Common Stock.
(2)Adjusted for prior period adjustment.

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

LIQUIDITY AND CAPITAL RESOURCES

         A national bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts in excess of $4.4 million. Where net transaction deposit accounts exceed $49.3 million, the reserve requirements are $1,347,000 plus 10% of the amount over $49.3 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the OCC, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 1999 and 1998, Big Lake National Bank had liquidity ratios of 15.9% and 38.0%, respectively.

         BLF's principal sources of funds are those generated by Big Lake National Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.

         BLF uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 1999 and 1998, BLF had commitments to originate loans totaling $6.5 million and $6.8 million, respectively, and had issued but unused letters of credit of $129,000 for each year. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 1999 and 1998 totaled $51.3 million and $47.1 million, respectively. Management believes that BLF has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that BLF can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

         During 1998, BLF entered into a line of credit agreement with Independent Bankers' Bank of Florida that enables BLF to borrow up to $1.0 million. The purpose of this loan was to provide additional capital to Big Lake National Bank in connection with its acquisition of two branches from First Union National Bank ("First Union"). Advances of $500,000 were used during 1998 and $250,000 during 1999 by BLF to increase the capital of Big Lake National Bank in order to maintain Big Lake National Bank's capital ratios at levels requested by the OCC's approval of the acquisition of the First Union branches. As of December 31, 1999, the outstanding amount owed by BLF under this line of credit was $388,500. BLF repaid $361,500 of the principal outstanding in 1999.

      The following table summarizes the regulatory capital levels and ratios for Big Lake National Bank and BLF:

                                                                                 ACTUAL RATIOS
                                                                                 -------------
                                                                     BIG LAKE
                                                                     NATIONAL                 REGULATORY
                                                                       BANK          BLF      REQUIREMENT
                                                                       -----        -----     -----------
At December 31, 1999
       Total capital to risk-weighted assets                           12.24%       12.57%       8.00%
       Tier I capital to risk-weighted assets                          10.99%       11.32%       4.00%
       Tier I capital to average assets - leverage assets               5.79%        5.99%       4.00%

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

       Net interest income before provision for credit losses was $6,524,000 for BLF for the year ended December 31, 1999, compared with $5,630,000 for the year ended December 31, 1998.

This improvement in net interest income was a result of a higher volume of net interest-earning assets, offset in part by a lower interest-rate spread.

       The following table shows selected ratios for the periods ended or at the dates indicated:

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                          1999         1998
                                                         -------      -------
Average equity as a percentage of average assets           6.62%        8.38%
Equity to total assets at end of period                    6.29%        6.89%
Return on average assets                                   0.64%        0.91%
Return on average equity                                   9.60%       10.79%
Noninterest expense to average assets                      4.10%        4.25%


      The rates and yields at the dates indicated were as follows:

                                                          WEIGHTED AVERAGE
                                                          YIELD OR RATE AT
                                                             DECEMBER 31,
                                                          1999         1998
                                                         -------      -------
Loans                                                      9.04%        9.48%
Investment securities                                      5.80%        5.80%
Other interest-earning assets                              4.80%        5.49%
All interest-earning assets                                7.62%        8.24%
Money market deposits                                      2.11%        2.45%
NOW accounts                                               2.95%        2.87%
Savings deposits                                           2.22%        2.27%
Certificates of deposit                                    4.76%        5.16%
All interest-bearing liabilities                           3.82%        4.10%
Interest-rate spread                                       3.80%        4.14%

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

                                                                       YEARS ENDED DECEMBER 31,
                                                              1999                                  1998
                                              ------------------------------------    --------------------------------
                                                           INTEREST       AVERAGE                 INTEREST     AVERAGE
                                               AVERAGE        AND          YIELD/     AVERAGE       AND         YIELD/
                                               BALANCE     DIVIDENDS        RATE      BALANCE     DIVIDENDS      RATE
                                              --------      --------        ----     --------      --------      -----
                                                                  (Dollars in thousands)
Interest-earning assets:
       Loans(1)                               $ 81,096      $  7,333        9.04%    $ 74,223      $  7,033       9.48%
       Investment and
         mortgage-backed securities             57,722         3,348        5.80%      24,520         1,422       5.80%
       Other interest-earning assets(2)          3,879           186        4.80%      11,630           639       5.49%
                                              --------      --------                 --------      --------
           Total interest-earning assets       142,697        10,867        7.62%     110,373         9,094       8.24%
                                                            --------                                -------
Noninterest-earning assets                      12,199                                  8,294
                                              --------                               --------
           Total assets                       $154,896                               $118,667
                                              ========                               ========
Interest-bearing liabilities:
       Demand, money market and
           NOW deposits                       $ 31,955      $    875        2.74%    $ 24,291      $    665       2.74%
       Savings                                  17,379           386        2.22%      10,730           244       2.27%
       Certificates of deposit                  63,598         3,028        4.76%      49,421         2,551       5.16%
       Other                                       907            54        5.95%          90             4       4.44%
                                              --------      --------                 --------      --------
           Total interest-bearing
             liabilities                       113,839         4,343        3.82%      84,532         3,464       4.10%
                                                            --------                               --------
Noninterest-bearing liabilities                 30,806                                 24,185
Stockholders' equity                            10,251                                  9,950
                                              --------                               --------
           Total liabilities and
             stockholders' equity             $154,896                               $118,667
                                              ========                               ========
Net interest income before provision
  for credit losses                                         $  6,524                               $  5,630
                                                            ========                               ========
Interest-rate spread(3)                                                     3.80%                                 4.14%
                                                                            ====                                  ====
Net interest margin(4)                                                      4.57%                                 5.10%
                                                                            ====                                  ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities       125.35%                                130.57%
                                              ========                               ========

------------------------------
(1) Includes nonaccrual loans.
(2) Includes interest-bearing deposits due from other banks and federal funds sold.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                     YEAR ENDED DECEMBER 31,
                                                                          1999 VS. 1998
                                                                   INCREASE (DECREASE) DUE TO
                                                                   --------------------------
                                                                                   RATE/
                                                           RATE       VOLUME      VOLUME      TOTAL
                                                           -----      -------      ----      -------
                                                                    (Dollars in thousands)
Interest-earning assets:
     Loans                                                 $(321)     $   651      $(30)     $   300
     Investment and mortgage-backed securities                --        1,926        --        1,926
     Other interest-earning assets                           (81)        (426)       54         (453)
                                                           -----      -------      ----      -------
         Total interest-earning assets                      (402)       2,151        24        1,773
                                                           -----      -------      ----      -------
Interest-bearing liabilities:
     Demand, money market and NOW deposits                    --          210        --          210
     Savings                                                  (6)         151        (3)         142
     Certificates of deposit                                (198)         732       (57)         477
     Other                                                     1           36        13           50
                                                           -----      -------      ----      -------
         Total interest-bearing liabilities                 (203)       1,129       (47)         879
                                                           -----      -------      ----      -------
Net interest income before provision for credit losses     $(199)     $ 1,022      $ 71      $   894
                                                           =====      =======      ====      =======


COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

General

         Net earnings for the year ended December 31, 1999, were $984,000, or $1.95 per share, compared to net earnings of $1,074,000, or $2.14 per share, for the year ended December 31, 1998. Net earnings for 1999 versus 1998 decreased $90,000, or 8.38%. Increases in the level of provision for credit losses in 1999 versus 1998, and the lower average net interest margin contributed to decreased earnings in 1999 over 1998. The acquisition of the First Union branches in late-1998 contributed to the higher levels of operating expenses in 1999 as compared with 1998.

Interest Income and Expense

         Interest income increased by $1,773,000 from $9,094,000 for the year ended December 31, 1998, to $10,867,000 for the year ended December 31, 1999. Interest income on loans increased $300,000 due to an increase in the average loan portfolio balance from $74.2 million for the year ended December 31, 1998, to $81.1 million for the year ended 1999, partially offset by a decrease of 44 basis points in the weighted average yield of loans.

         Interest on investment securities increased $1,926,000 due to an increase in the average investment securities portfolio to $57.7 million in 1999 from $24.5 million in 1998. There was no change in the average yield earned from 1998, of 5.80%. Interest on other interest-earning assets decreased $453,000 due to a decrease from $11.6 million in average other interest-earning assets in 1998 to $3.9 million in 1999, and a decrease in the weighted average yield of 69 basis points. The increase in investment securities was attributable to the excess in funds available for investment as a result of the acquisition of two First Union branches in late 1998. The decrease in other interest-earning assets was created due to a delay in the usual seasonal deposits in 1999.

         Interest expense increased to $4,343,000 for the year ended December 31, 1999, from $3,464,000 for the year ended December 31, 1998. Interest expense on deposit accounts increased because of an increase in the average balance from $84.4 million in 1998 to $112.9 million in 1999, partially offset by a decrease in the average rates paid on interest-bearing liabilities of 28 basis points. The increase in average deposits resulted primarily from the acquisition of the First Union branches. The improvement in average rates paid on deposits is due in part to replacing higher cost deposits from the First Union branches with the lower rates paid by Big Lake National Bank.

Provision for Credit Losses

         The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by BLF, the amounts of nonperforming loans, general economic conditions, particularly as they relate to BLF's market area, and other factors related to the collectibility of BLF's loan portfolio. For 1999, BLF recorded provisions for credit losses totaling $220,000 to strengthen its allowance for credit losses and address potential exposure from an aging, growing loan portfolio.

Other Income

         Total noninterest income increased in 1999 versus 1998 by $385,000 primarily as a result of increased transactional deposit accounts. Deposit service charges and other fees related to transactional deposit accounts accounted for a majority of the increase.

Other Expense

         Total noninterest expense increased in 1999 versus 1998 by $1,314,000 to $6,357,000 for the year ended December 31, 1999, from $5,043,000 for the year ended December 31, 1998, primarily due to increases in compensation and employee benefits of $678,000, occupancy expenses of bank premises and fixed assets of $164,000, and other operating expenses of $472,000. The largest categories of noninterest expense contributing to the overall growth of Big Lake National Bank were increases in professional fees, advertising fees, data processing cost, ATM cost, courier fees and postage. These expenses have grown in relation to the growth of Big Lake National Bank since 1998. Additionally, Big Lake National Bank continues to introduce new products and services which elevate the cost of noninterest expense and have offsetting fee income in noninterest income.

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

      Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. BLF's cumulative one-year gap at December 31, 1999, was a negative 33.3% of assets.

         Management generally attempts to maintain a one-year gap range of negative 25% to positive 25%; however, due to the current economic rate environment, the call feature of the security portfolio used to offset the one-year gap has been extended to over one-year in duration. This classification will change in a declining rate environment.

         Principal among BLF's asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce BLF's exposure during periods of fluctuating interest rates. Management believes that the type and amount of BLF's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on BLF's net interest income. BLF seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. BLF's demand, money market, and NOW deposit accounts approximated 45.4% and 41.0% of total deposits at December 31, 1999 and 1998, respectively. These accounts bore a weighted average cost of deposits of 1.43% and 1.39% during the years ended December 31, 1999 and 1998, respectively. Management anticipates that these accounts will continue to comprise a significant portion of BLF's total deposit base. BLF also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 1999 and 1998, approximately 5.9% and 12.7%, respectively, of BLF's total assets consisted of cash and due from banks, federal funds sold, and short-term investment securities. In addition, at December 31, 1999 and 1998, Big Lake National Bank's liquidity ratio was approximately 15.88% and 38.0%, respectively. BLF also maintains a "floor," or minimum rate, on certain of its floating or prime based loans. These floors allow BLF to continue to earn a higher rate when the floating rate falls below the established floor rate.

         The following table sets forth certain information relating to BLF's interest-earning assets and interest-bearing liabilities at December 31, 1999, that are estimated to mature or are scheduled to reprice within the period shown:

                                                       UNDER         3 TO 12                      OVER
                                                      3 MONTHS        MONTHS       1-5 YEARS     5 YEARS      TOTALS
                                                      --------       --------       -------      -------      --------
                                                                         (Dollars in thousands)
Federal funds sold                                    $     --       $     --       $    --      $    --      $     --
Loans  (1)                                              15,589         34,423        31,432        6,851        88,295
Securities (2)                                              51             50        53,693        2,316        56,110
                                                      --------       --------       -------      -------      --------

     Total rate-sensitive assets (earning assets)     $ 15,640       $ 34,473       $85,125      $ 9,167      $144,405
                                                      ========       ========       =======      =======      ========
Money market and NOW deposits (2)                     $ 34,804       $     --       $    --      $    --      $ 34,804
Savings deposits (2)                                    16,136             --            --           --        16,136
Certificates of deposit (2)                             22,145         29,108        13,617           --        64,870
Other borrowings and fed funds purchased                 1,769             --           388           --         2,157
                                                      --------       --------       -------      -------      --------
     Total rate-sensitive liabilities                 $ 74,854       $ 29,108       $14,005      $    --      $117,967
                                                      ========       ========       =======      =======      ========

Gap (repricing differences)                           $(59,214)      $  5,365       $71,120      $ 9,167      $ 26,438
                                                      ========       ========       =======      =======      ========

Cumulative Gap                                        $(59,214)      $(53,849)      $17,271      $26,438
                                                      ========       ========       =======      =======

Cumulative GAP/total assets                             (36.57)%       (33.26)%       10.67%       16.33%
                                                      ========       ========       =======      =======

Cumulative GAP/total earning assets                     (41.01)%       (37.29)%       11.96%       18.31%
                                                      ========       ========       =======      =======

Total Assets                                                                                                  $161,915
                                                                                                              ========

----------------------

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

FINANCIAL CONDITION

Lending Activities

         A significant source of income for BLF is the interest earned on loans. At December 31, 1999, BLF's total assets were $161.9 million and its net loans were $87.1 million or 53.8% of total assets. At December 31, 1998, BLF's total assets were $150.6 million and its net loans were $75.1 million or 49.9% of total assets. The increase in the percentage of net loans to total assets is a result of increased new loan production less loan repayments of $12.0 million, or 7.4% of total assets.

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

         The following table sets forth information concerning BLF's loan portfolio by type of loan at the dates indicated:

                                                         AT DECEMBER 31,
                                                         ---------------
                                                  1999                  1998
                                                  ----                  ----
                                                       % OF                   % OF
                                          AMOUNT       TOTAL     AMOUNT       TOTAL
                                          ------       -----     ------       -----
                                                     (Dollars in thousands)
Real estate secured loans                $72,365        81.6%    $61,710        80.2%
Consumer and credit card loans             8,869        10.0       8,828        11.5
Commercial and all other loans             7,414         8.4       6,399         8.3
                                         -------       -----     -------       -----
     Total loans                          88,648       100.0%     76,937       100.0%
                                                       =====                   =====
Less:
     Deferred loan and unearned fees         300                     557
         Allowance for credit losses       1,214                   1,277
                                         -------                 -------
     Loans, net                          $87,134                 $75,103
                                         =======                 =======


         The following table reflects the contractual principal repayments by period of BLF's loan portfolio at December 31, 1999 based on BLF's internal loan classifications (excluding nonaccrual loans):

                                                1 YEAR    1 THROUGH      AFTER
                                                OR LESS    5 YEARS      5 YEARS      TOTAL
                                                -------     -------     -------     -------
                                                          (Dollars in thousands)
Mortgage loan systems                           $ 9,687     $20,986     $41,069     $71,742
Installment loan system                           1,885       6,702         323       8,910
Commercial loan system                            4,002       3,121         520       7,643
                                                -------     -------     -------     -------
Total loans                                     $15,574     $30,809     $41,912     $88,295
                                                =======     =======     =======     =======

Loans with maturities over one year:
     Fixed rate                                                                     $34,127
     Variable rate                                                                   38,594
                                                                                    -------
     Total maturities greater than one year                                         $72,721
                                                                                    =======

         The following table sets forth total loans originated and repaid during the periods indicated based on BLF's internal loan classifications:

                                          YEAR ENDED
                                          DECEMBER 31,
                                          ------------
                                       1999         1998
                                     --------      --------
                                     (Dollars in thousands)
Originations:
     Mortgage loan systems           $ 20,271      $  8,908
     Installment loan system            6,308         4,975
     Commercial loan system             3,140        14,602
                                     --------      --------
          Total loans originated       29,719        28,485

     Principal reductions             (18,008)      (27,220)
                                     --------      --------
     Increase in total loans         $ 11,711      $  1,265
                                     ========      ========


Asset Quality

         Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in BLF's loan portfolio are collateralized by residential and commercial real estate mortgages. As of December 31, 1999 and 1998, approximately 81.6% and 80.2%, respectively, of the total loan portfolio was collateralized by real estate of which 27.1% and 22.3% of the total loan portfolio was secured by commercial real estate as of December 31, 1999 and 1998, respectively. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 1999, total nonperforming assets were $660,000 or 0.4% of total assets, compared to $1,221,000 or 0.8% of total assets at December 31, 1998.

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

         Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. BLF, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 1999:

                  Real estate secured loans                           81.6%
                  Consumer and credit card loans                      10.0
                  Commercial and all other loans                       8.4
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

         Management has adopted Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), Accounting by Creditors for Impairment of a Loan, which considers a loan to be impaired if it is probable that BLF will be unable to collect all amounts due under the contractual terms of the loan agreement. If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan's effective interest rate. As a practical expedient, however, the loan's value may be based on:

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

         At December 31, 1999 and 1998, loans considered by management to be impaired or in-substance foreclosed totaled $353,000 and $1,049,000, respectively. The impaired loans for 1999 and 1998 were also classified as nonaccrual loans.

         The following tables sets forth certain information on nonaccrual loans and other real estate owned, the ratio of such loans and other real estate owned to total assets as of the dates indicated, and certain other related information (as classified for regulatory reporting purposes):

                                                           AT DECEMBER 31,
                                                           ---------------
                                                          1999      1998
                                                          ----      -----
                                                       (Dollars in thousands)
Nonaccrual loans:
     Real estate                                          $175      $  573
     Installment loans                                      17           2
     Commercial and all other loans                        161         474
                                                          ----      ------
          Total nonaccrual loans                           353       1,049
                                                          ----      ------
Accruing loans over 90 days delinquent
     Real estate loans                                      --          --
     Installment loans                                      --          --
     Commercial and all other loans                         --          --
                                                          ----      ------
          Total accrual loans over 90 days delinquent       --          --
                                                          ----      ------
Troubled debt restructurings not included above             --          --
                                                          ----      ------
          Total nonperforming loans                        353       1,049
                                                          ----      ------
Other real estate owned:
     Real estate acquired by foreclosure or
          deed in lieu of foreclosure                      307         172
                                                          ----      ------
     Total nonperforming loans and other real
          estate owned                                    $660      $1,221
                                                          ====      ======
Total nonperforming loans as a percentage
     of total loans                                        .40%       1.37%
                                                          ====      ======
Total nonperforming loans as a percentage
     of total assets                                       .22%        .70%
                                                          ====      ======
Total nonperforming loans and real estate
     owned as a percentage of total assets                 .41%        .81%
                                                          ====      ======

Allowance for Credit Losses

         In originating loans, BLF recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to attempt to maintain an adequate allowance for credit losses based on, among other things, BLF's historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses."

         Management continues to actively monitor BLF's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. BLF's allowance for credit losses at December 31, 1998, was $1,277,000. BLF's allowance decreased to $1,214,000 as of December 31, 1999, consistent with the decline in the level of nonperforming loans as a percentage of total assets. The decrease reflects the excess in loans charged off over the provision added and the recoveries collected during 1999. Management considers several factors in determining the reserves, including the favorable charge off history, the relatively low level of nonperforming assets, and the value of the underlying collateral. Furthermore, nonperforming loans at December 31, 1999, have declined to .40% of total loans. Management believes that the allowance for credit losses was adequate at December 31, 1999.

         BLF reports charge-offs and recoveries following regulatory classification guidelines. The following table sets forth information with respect to activity in BLF's allowance for credit losses during the periods indicated:

                                                           AT DECEMBER 31,
                                                           ---------------
                                                          1999      1998
                                                          ----      -----
                                                       (Dollars in thousands)
Allowance at beginning of period                        $1,277      $1,183
                                                        ------      ------
Charge-offs:
     Real estate loans                                      54          59
     Installment loans                                      30          58
     Commercial and all other loans                        234          11
                                                        ------      ------
          Total charge-offs                                318         128
                                                        ------      ------
Recoveries:
     Real estate loans                                      25          40
     Installment loans                                       7          25
     Commercial and all other loan                           3          13
                                                        ------      ------
          Total recoveries                                  35          78
                                                        ------      ------
Provision for credit losses charged to operations          220         144
                                                        ------      ------
Allowance at end of period                              $1,214      $1,277
                                                        ======      ======
Ratio of net charge-offs during the period
     to average loans outstanding during the period        .35%       0.07%
                                                        ======      ======
Allowance for credit losses as a percentage
     of total period-end loans                            1.37%       1.67%
                                                        ======      ======
Allowance for credit losses as a percentage
     of nonperforming loans                             343.91%     121.73%
                                                        ======      ======

     BLF classifies its loan portfolio for internal purposes as mortgage loans, installment loans and commercial loans. BLF prepares its quarterly computation of allowance for losses in this manner. The following table presents information regarding the BLF's total allowance for losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands)

                                                       AT DECEMBER 31,
                                                       ---------------
                                                1999                    1998
                                                ----                   ----
                                                     % OF                  % OF
                                                    LOANS TO              LOANS TO
                                                     TOTAL                 TOTAL
                                         AMOUNT      LOANS     AMOUNT      LOANS
                                         ------     ------     ------     ------
Mortgage loan system                     $  432       44.9%    $  453       50.4%
Installment loan system                     395       10.0        416       10.7
Commercial loan system                      387       45.1        408       38.9
                                         ------     ------     ------     ------
   Total allowance for credit losses     $1,214      100.0%    $1,277      100.0%
                                         ======     ======     ======     ======


         The allowance for credit losses represented 1.37% of the total loans outstanding as of December 31, 1999, compared with 1.67% of the total loans outstanding as of December 31, 1998, which reflects the growth in the loan portfolio and the reduction in of nonperforming loans.

Investment Securities

         BLF's investment securities portfolio at December 31, 1999, primarily consisted of United States Government agency obligations. The following table sets forth the amortized cost of the BLF's investment portfolio at the dates indicated:

                                                          AT DECEMBER 31,
                                                          ---------------
                                                         1999         1998
                                                        -------     -------
                                                      (dollars in thousands)
Investment securities:
   Available-for-sale:
     U.S. Government agency obligations                 $56,542     $58,486
     Mortgage-backed securities                              --         179
     Obligations of states and municipalities                --          --
     Other securities                                       118         138
                                                        -------     -------
          Total available-for-sale                       56,660      58,803
   Held-to-maturity:
     Obligations of states and municipalities             1,573         898
                                                        -------     -------
     Total investment securities, at amortized cost     $58,233     $59,701
                                                        =======     =======

The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

                                                  AFTER ONE YEAR   AFTER FIVE YEARS
                             ONE YEAR OR LESS     TO FIVE YEARS      TO TEN YEARS      AFTER TEN YEARS          TOTAL
                             ----------------     -------------      ------------      ---------------          -----
                             CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING   AVERAGE  CARRYING  AVERAGE
                              VALUE     YIELD     VALUE    YIELD     VALUE     YIELD    VALUE     YIELD     VALUE     YIELD
                             -------    -----    -------   -----    -------    -----   -------     -----   -------    -----
                                                                  (Dollars in thousands)
December 31, 1999:
     U.S. Government and
       agency securities     $    50    5.42%    $53,444   5.76%    $   925    6.75%   $    --     0.00%   $54,419    5.76%
     Obligations of states
       and municipalities         51    4.80%        249   6.06%         50    4.80%     1,223     5.02%     1,573    5.07%
     Other securities             --    0.00%         --   0.00%         --    0.00%       118     6.00%       118    6.00%
                             -------             -------            -------            -------             -------
         Total               $   101    6.12%    $53,693   5.75%    $   975    6.65%   $ 1,341     5.51%   $56,110    5.61%
                             =======             =======            =======            =======             =======
December 31, 1998:
     U.S. Government and
       agency securities     $11,318    5.47%    $43,707   5.67%    $ 3,499    6.00%   $    --     0.00%   $58,524    5.67%
     Obligations of states
       and municipalities         50    4.25%        300   6.20%         50    4.80%       498     5.18%       898    5.45%
     Other securities             --    0.00%         --   0.00%         --    0.00%       138     5.42%       138    5.42%
                             -------             -------            -------            -------             -------
         Total               $11,368    5.47%    $44,007   5.70%    $ 3,549    5.98%   $   636     5.23%   $59,560    5.67%
                             =======             =======            =======            =======             =======

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

         FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Business - Supervision, Regulation Capital Requirements." As of December 31, 1999, Big Lake National Bank met the definition of a "well capitalized" depository institution.

         The following table shows the distribution of, and certain other information relating to, BLF's deposit accounts by type:

                                                               AT DECEMBER 31,
                                                               ---------------
                                                       1999                      1998
                                               ---------------------     ---------------------
                                                             % OF                      % OF
                                                AMOUNT      DEPOSIT       AMOUNT      DEPOSIT
                                               --------     --------     --------     --------
                                                            (Dollars in thousands)
Demand deposits                                $ 32,643         22.0%    $ 28,802         20.8%
NOW deposits                                     27,617         18.6       20,991         15.1
Money market deposits                             7,187          4.8        7,070          5.1
Savings deposits                                 16,136         10.9       17,399         12.6
                                               --------     --------     --------     --------
         Subtotal                                83,583         56.3       74,262         53.6
                                               --------     --------     --------     --------
Certificates of deposit:
         Under 4.00%                                143           .1        1,670          1.2
         4.00%-4.99%                             39,227         26.4       21,371         15.4
         5.00%-5.99%                             16,898         11.4       35,481         25.6
         6.00%-6.99%                              8,289          5.6        5,132          3.7
         7.00% and over                             313          0.2          692          0.5
                                               --------     --------     --------     --------
         Total certificates of deposit (1)       64,870         43.7       64,346         46.4
                                               --------     --------     --------     --------
         Total deposits                        $148,453        100.0%    $138,608        100.0%
                                               ========     ========     ========     ========



(1) Includes individual retirement accounts ("IRAs") totaling $6,092 and $6,169 at December 31, 1999 and 1998, respectively, all of which are in the form of certificates of deposit.


         The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                      1999                      1998
                             --------------------     -----------------------
                             AVERAGE      AVERAGE       AVERAGE       AVERAGE
                             BALANCE        RATE        BALANCE        RATE
                             -------        ----        -------        ----
                                         (Dollars in thousands)
Demand, money market
  and NOW                   $ 62,507        1.40%      $ 47,781        1.39%
Savings deposits              17,379        1.98%        10,730        2.27%
Certificates of deposit       63,598        4.85%        49,421        5.16%
                            --------                   --------
         Total deposits     $143,484        3.02%      $107,932        3.21%
                            ========                   ========

         BLF does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on BLF. Management believes that substantially all of BLF's depositors are residents in its primary market areas. BLF currently does not accept brokered deposits. As shown in the tables below, a significant amount of BLF's certificates of deposit will mature during the year ending December 31, 2000. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, BLF management anticipates that substantially all of BLF's certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, BLF management does not believe that the maturity of BLF's certificates of deposit during the year ending December 31, 2000, will have a material adverse effect on BLF's liquidity. However, if BLF is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on BLF's net income.

         The following tables present by various interest rate categories the amounts of certificates of deposit at December 31, 1999 which mature during the periods indicated:

                                             DUE          DUE         DUE        DUE
                                         UNDER THREE  3 MONTHS TO  1 YEAR TO     OVER
                                            MONTHS     12 MONTHS    3 YEARS     3 YEARS      TOTAL
                                           -------      -------     -------     ------     -------
                                                            (Dollars in thousands)
At December 31, 1999:
Under 4.00%                                $    10      $    94     $    39     $   --     $   143
4.00% - 4.99%                               16,296       17,203       4,868        860      39,227
5.00% - 5.99%                                4,757        5,585       4,469      2,087      16,898
6.00% - 6.99%                                  823        6,194       1,258         14       8,289
7.00% and over                                 259           32          22         --         313
                                           -------      -------     -------     ------     -------
         Total certificates of deposit     $22,145      $29,108     $10,656     $2,961     $64,870
                                           =======      =======     =======     ======     =======

Jumbo certificates ($100,000 and over) mature as follows:

                                            AT DECEMBER 31,
                                            ---------------
                                           1999       1998
                                          ------     ------
                                        (Dollars in thousands)
Due in three months or less               $5,689     $2,873
Due from three months to one year          3,365      3,698
Due from twelve months to three years        552      1,539
Due over three years                         296        275
                                          ------     ------
                                          $9,902     $8,385
                                          ======     ======


The following table sets forth the net deposit flows of BLF during the periods indicated:

                                            AT DECEMBER 31,
                                            ---------------
                                           1999       1998
                                          ------     ------
                                        (Dollars in thousands)
Net increase before interest credited     $5,573     $33,818
Net interest credited and paid             4,272       3,458
                                          ------     -------
          Net deposit increase            $9,845     $37,276
                                          ======     =======

OTHER BORROWINGS

         BLF has a line of credit agreement with Independent Bankers' Bank of Florida that enables BLF to borrow up to $1,000,000. This credit facility matures on November 25, 2003, and requires annual principal repayments of up to $200,000, plus annual interest payments at 6.5% per year. The purpose of this loan was to provide additional capital to Big Lake National Bank in connection with its acquisition of two branches from First Union. All of the outstanding common stock of Big Lake National Bank has been pledged as collateral for this loan. As of December 31, 1999 the principal amount outstanding on this line of credit was $388,500.

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

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of BLF as of and for the years ended December 31, 1999 and 1998 are set forth in this Form 10-KSB as Exhibit 13.1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information contained under the sections captioned "Directors" and "Executive Officers" under "Election of Directors" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 16, 2000, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant's fiscal year end (the "Proxy Statement"), as incorporated herein by reference.

                      SECTION 16(A) REPORTING REQUIREMENTS

         Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of BLF, and persons who beneficially own more than 10% of BLF Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the BLF with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, BLF believes that, during 1999, all filing requirements applicable to reporting persons were met.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1.       FINANCIAL STATEMENTS

                  Independent Auditors' Report
                  Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 1999 and 1998
                  Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998
                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999 and 1998
                  Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

                  All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

         3.       EXHIBITS

                  3.1    -   Restated Articles of Incorporation of Big Lake
                             Financial Corporation (Incorporated by reference to Exhibit 3.1 to BLF's Registration Statement No.
                             333-30779 (the "Registration Statement"))

                  3.2    -   Bylaws of Big Lake Financial Corporation
                             (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

                  4.1    -   Specimen Stock Certificate of Big Lake Financial
                             Corporation (Incorporated by reference to
                             Exhibit 4.1 to the Registration Statement)

                  10.1   -   Big Lake Financial Corporation 1987 Stock Option
                             Plan and amendment thereto (Incorporated by reference to Exhibit 10.1 to the Registration
                             Statement) *

                  10.2   -   Lease dated December 11, 1989 between AAA
                             Warehouse, Inc. and Clewiston National Bank and
                             Amendment thereto dated November 28, 1995
                             (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

                  10.3   -   Lease dated April 1, 1981 between Earl R. Gamer and
                             Clewiston National Bank and Modification and Lease
                             Extension Agreement thereto dated April 1, 1996
                             (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

                  10.4   -   Employment agreement dated July 15, 1998 between
                             Big Lake National Bank, Big Lake Financial
                             Corporation, and Joe G. Mullins

                  21.1   -   List of Subsidiaries of Big Lake Financial
                             Corporation

                  23.1   -   Consent of Stevens, Sparks & Company, P.A.
                             (formerly Stevens, Thomas, Schemer & Sparks, P.A.)

                  27     -   Financial Data Schedule

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (a)      REPORTS ON FORM 8-K

                  No current reports on Form 8-K were filed by BLF during the last fiscal quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Okeechobee, State of Florida, on the 25th day of February, 2000.


                                       BIG LAKE FINANCIAL CORPORATION



                                       /s/ Edwin E. Walpole, III
                                       -----------------------------------------
                                       Chairman, President and Chief Executive
                                       Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 25, 2000.

SIGNATURE                                                 TITLE
---------                                                 -----
 /s/    Edwin E. Walpole, III                             Chairman of the Board, President and Chief Executive
------------------------------------------------          Officer and Director
        Edwin E. Walpole, III

 /s/    Anita DeWitt                                      Treasurer (Principal Financial Officer and Principal
------------------------------------------------          Accounting Officer)
        Anita DeWitt

 /s/    Joe G. Mullins                                    Executive Vice President and Chief Administrative
------------------------------------------------          Officer and Director
        Joe G. Mullins

 /s/    John W. Abney, Sr.                                Director
------------------------------------------------
        John W. Abney, Sr.

 /s/    Mary Beth Cooper                                  Director
------------------------------------------------
        Mary Beth Cooper

 /s/    H. Gilbert Culbreth, Jr.                          Director
------------------------------------------------
        H. Gilbert Culbreth, Jr.

 /s/    Bobby H. Tucker                                   Director
------------------------------------------------
        Bobby H. Tucker

 /s/    John B. Boy                                       Director
------------------------------------------------
        John B. Boy

 /s/    Thomas A. Smith                                   Director
------------------------------------------------
        Thomas A. Smith

 /s/    Curtis S. Fry                                     Director
------------------------------------------------
        Curtis S. Fry

/s/     Robert Coker                                      Director
------------------------------------------------
        Robert Coker

                         BIG LAKE FINANCIAL CORPORATION
                                 AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
INDEPENDENT AUDITORS' REPORT..................................................................................... 1

FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 1999 and 1998............................................ 2

         Consolidated Statements of Operations and Comprehensive Income
              for the Years Ended December 31, 1999 and 1998..................................................... 3

         Consolidated Statements of Cash Flows
              for the Years Ended December 31, 1999 and 1998..................................................... 4

         Consolidated Statements of Changes in Stockholders' Equity
              for the Years Ended December 31, 1999 and 1998..................................................... 5

         Notes to Consolidated Financial Statements........................................................... 6-23

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Big Lake Financial Corporation and Subsidiary
Okeechobee, Florida

We have audited the consolidated balance sheets of Big Lake Financial Corporation and Subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Big Lake Financial Corporation and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 22 to the consolidated financial statements, an accounting method utilized by the Company since inception resulted in an overstatement of previously reported prepaid expenses and stockholders' equity as of December 31, 1997, which was corrected by the Company during 1999. Accordingly, the 1998 consolidated financial statements have been restated by a prior period adjustment to retained earnings as of December 31, 1997.



STEVENS, SPARKS & COMPANY, P.A.
January 14, 2000

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                                ----------------------
                                                                  1999         1998
                                                                ---------    ---------
                                                                 (Dollars In Thousands,
                                                                 Except Per Share Data)
                         ASSETS

Cash and cash equivalents:
       Cash and due from banks                                  $   9,521    $   6,626
       Federal funds sold                                              --        1,150
                                                                ---------    ---------
            Total cash and cash equivalents                         9,521        7,776

Securities available-for-sale                                      54,537       58,662
Securities held-to-maturity (market value
     of $1,469 for 1999 and $926 for 1998)                          1,573          898
Loans                                                              87,134       75,103
Facilities                                                          3,068        3,174
Accrued interest receivable                                         1,229        1,125
Deferred income taxes                                               1,528          582
Intangible assets                                                   2,151        2,458
Other assets                                                        1,174          664
                                                                ---------    ---------
            Total assets                                        $ 161,915    $ 150,442
                                                                =========    =========
                         LIABILITIES
Deposits:
       Noninterest-bearing demand deposits                      $  32,643    $  28,802
       Demand deposits                                             27,617       20,991
       Money market accounts                                        7,187        7,070
       Savings accounts                                            16,136       17,399
       Time, $100,000 and over                                      9,902        8,385
       Other time deposits                                         54,968       55,961
                                                                ---------    ---------
            Total deposits                                        148,453      138,608

Other borrowings and federal funds purchased                        2,157          500
Accrued interest payable on deposits                                  774          757
Accounts payable and accrued liabilities                              344          207
                                                                ---------    ---------
            Total liabilities                                     151,728      140,072
                                                                ---------    ---------
Commitments and contingencies                                          --           --
                                                                ---------    ---------

                   STOCKHOLDERS' EQUITY
Common stock, $.01 par value, authorized 1,000,000 shares,
     issued 505,199 shares in 1999 and 490,001 shares in 1998           5            5
Additional paid-in capital                                          7,499        7,168
Retained earnings                                                   4,007        3,285
Net unrealized holding losses on securities                        (1,324)         (88)
                                                                ---------    ---------
            Total stockholders' equity                             10,187       10,370
                                                                ---------    ---------
            Total liabilities and stockholders' equity          $ 161,915    $ 150,442
                                                                =========    =========
Book value per common share                                     $   20.16    $   20.66
                                                                =========    =========
Common shares outstanding, adjusted for stock dividends           505,199      501,934
                                                                =========    =========


          See Accompanying Notes to Consolidated Financial Statements

              BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                For the Years Ended
                                                                                    December 31,
                                                                               ----------------------
                                                                                 1999         1998
                                                                               ---------    ---------
                                                                               (Dollars In Thousands,
                                                                               Except Per Share Data)
INTEREST INCOME
       Interest and fees on loans                                              $   7,333    $   7,033
       Interest and dividend income from investment securities                     3,348        1,422
       Income on federal funds sold                                                  186          639
                                                                               ---------    ---------
            Total interest income                                                 10,867        9,094
                                                                               ---------    ---------
INTEREST EXPENSE
       Interest on deposits                                                        4,289        3,460
       Other                                                                          54            4
                                                                               ---------    ---------
            Total interest expense                                                 4,343        3,464
                                                                               ---------    ---------

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES                             6,524        5,630

PROVISION FOR CREDIT LOSSES                                                          220          144
                                                                               ---------    ---------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                              6,304        5,486
                                                                               ---------    ---------
OTHER INCOME
       Service charges on deposit accounts                                         1,321        1,067
       Other fees for customer service and other income                              269          138
                                                                               ---------    ---------
            Total other income                                                     1,590        1,205
                                                                               ---------    ---------
OTHER EXPENSES
       Salaries and employee benefits                                              3,013        2,335
       Expenses of bank premises and fixed assets                                    900          736
       Other operating expenses                                                    2,444        1,972
                                                                               ---------    ---------
            Total other expenses                                                   6,357        5,043
                                                                               ---------    ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                                           1,537        1,648

PROVISION FOR INCOME TAXES                                                           553          574
                                                                               ---------    ---------
NET INCOME                                                                           984        1,074

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
       Unrealized holding gains (losses) on securities arising during period
       (net of deferred income taxes of $746 in 1999 and $48 in 1998)             (1,236)         (82)
                                                                               ---------    ---------
COMPREHENSIVE INCOME                                                           $    (252)   $     992
                                                                               =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DURING PERIOD:
       Basic                                                                     505,181      500,712
                                                                               =========    =========
       Fully diluted                                                             513,841      510,913
                                                                               =========    =========
EARNINGS PER SHARE:
       Basic                                                                   $    1.95    $    2.14
                                                                               =========    =========
       Fully diluted                                                           $    1.91    $    2.10
                                                                               =========    =========

          See Accompanying Notes to Consolidated Financial Statements

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended
                                                                           December 31,
                                                                       --------------------
                                                                         1999        1998
                                                                       --------    --------
                                                                      (Dollars In Thousands,
                                                                      Except Per Share Data)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                       $    984    $  1,074
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
          Provision for credit losses                                       220         144
          Depreciation and amortization                                     618         386
          Deferred income tax                                                98        (105)
          Net premium amortization and discount accretion                     7         (16)
          Compensation recorded on stock options exercised                   54          38
          (Increase) decrease in assets:
              Accrued interest receivable                                  (104)       (312)
              Other assets                                                 (673)        (69)
          Increase (decrease) in liabilities:
              Accounts payable and accrued liabilities                      154         (73)
                                                                       --------    --------
                  Net cash provided by operating activities               1,358       1,067
                                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Securities available-for-sale:
          Purchases                                                     (20,063)    (59,826)
          Proceeds from maturities                                       22,198      23,000
      Securities held-to-maturity:
          Purchases                                                        (724)       (398)
          Proceeds from maturities                                           50         304
      Proceeds from sale of other real estate                               590         563
      Increase in loans                                                 (12,976)     (1,749)
      Purchases of facilities                                              (237)       (834)
      Premium refunded (paid) on acquisition of branch deposits              32      (1,942)
                                                                       --------    --------
                  Net cash used in investing activities                 (11,130)    (40,882)
                                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in deposits:
          Noninterest-bearing                                             3,841       9,009
          Interest-bearing                                                6,004      28,267
      Net proceeds from other borrowings and federal funds purchased      1,769         500
      Repayments of other borrowings                                       (112)         --
      Proceeds from stock options exercised                                  22          32
      Cash paid in lieu of fractional shares                                 (7)         (5)
                                                                       --------    --------
                  Net cash provided by financing activities              11,517      37,803
                                                                       --------    --------
NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS                                           1,745      (2,012)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            7,776       9,788
                                                                       --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  9,521    $  7,776
                                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash received during the year for interest and dividends         $ 10,763    $  8,782
                                                                       ========    ========
      Cash paid during the year for interest                           $  4,326    $  3,462
                                                                       ========    ========
      Cash paid during the year for income taxes                       $  1,008    $    897
                                                                       ========    ========

          See Accompanying Notes to Consolidated Financial Statements

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                               NET
                                                                                           UNREALIZED
                                                                                             HOLDING
                                                   COMMON STOCK     ADDITIONAL                GAINS         TOTAL
                                                 -----------------   PAID-IN    RETAINED   (LOSSES) ON   STOCKHOLDERS'
                                                  SHARES    AMOUNT   CAPITAL    EARNINGS    SECURITIES      EQUITY
                                                 --------   ------   -------    --------    ----------      ------
                                                                        (Dollars In Thousands)
BALANCE, DECEMBER 31, 1997                        475,223       5      6,855       2,569           (6)        9,423

Prior period adjustment - prepaid
     expenses (see Note 22)                            --       -         --        (110)          --          (110)
Stock dividend declared                            11,592       -        243        (243)          --            --
Cash paid in lieu of fractional shares                 --       -         --          (5)          --            (5)
Stock options exercised                             3,186       -         70          --           --            70
Comprehensive income:
     Net income                                        --       -         --       1,074           --
     Net change in net unrealized
        holding gains (losses) on securities                                                      (82)
        Total comprehensive income                     --       -         --          --           --           992
                                                 --------      --     ------     -------      -------      --------

BALANCE, DECEMBER 31, 1998                        490,001       5      7,168       3,285          (88)       10,370

Stock dividend declared                            11,933       -        255        (255)          --            --
Cash paid in lieu of fractional shares                 --       -         --          (7)          --            (7)
Stock options exercised                             3,265       -         76          --           --            76
Comprehensive income:
     Net income                                        --       -         --         984           --
     Net change in net unrealized
        holding gains (losses) on securities                                                   (1,236)
        Total comprehensive income                     --       -         --          --           --          (252)
                                                 --------      --     ------     -------      -------      --------
BALANCE, DECEMBER 31, 1999                        505,199      $5     $7,499     $ 4,007      $(1,324)     $ 10,187
                                                 ========      ==     ======     =======      =======      ========


          See Accompanying Notes to Consolidated Financial Statements

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General:

The consolidated financial statements include the accounts and transactions of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary, Big Lake National Bank ("BLNB"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of BLNB and the Company conform with generally accepted accounting principles and with general practices within the banking industry.

On May 1, 1998, Clewiston National Bank ("CNB") was merged with and into BLNB and the transaction was accounted for as a pooling-of-interests. CNB was acquired by the Company through its acquisition of CNB Financial Corporation on October 31, 1997.

On November 19, 1998, BLNB purchased certain assets and assumed certain liabilities from two branches owned by First Union National Bank ("First Union"). See Note 21 to the Consolidated Financial Statements.

BLNB, a national banking association, and the Company are subject to regulations issued by certain regulatory agencies and undergo periodic examinations by those agencies. BLNB provides a wide range of banking services to individual and corporate customers through its branch network, which includes:

         - Its main office, which opened in July 1986, at 1409 South Parrott Avenue, Okeechobee, Florida,
         - Taylor Creek Branch, also located in Okeechobee, Florida, which opened in November 1992,
         - Lake Placid Branch, which was acquired from First America Bank - Florida, FSB in December 1995,
         - Former CNB branches located in Clewiston, LaBelle, and Moore Haven, Florida,
         - Former First Union branches located in Wauchula and Arcadia, Florida, and
         - Treasure Island Branch, also located in Okeechobee, Florida, which opened in August 1999.

At December 31, 1999, BLNB's primary trade area encompassed Okeechobee, Highlands, Hendry, Glades, Hardee, and DeSoto Counties. The majority of BLNB's loans are currently to customers located in these counties.

Use of Estimates:

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, the fair value of financial instruments, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans ("Other Real Estate Owned"). In connection with the determination of the allowances for credit losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

Management believes that the allowance for credit losses is adequate. While management uses available information to recognize losses on loans, including independent appraisals for significant properties, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance based on their judgments about information available to them at the time of their examination.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Investments:

Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities, sets the standard for classification of and accounting for investments in equity securities that have readily determinable fair values, and all investments in debt securities which are to be classified as held-to-maturity securities, available-for-sale securities, or trading securities.

Debt securities that an enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

BLNB classifies its investments at the purchase date in accordance with the above-described guidelines. Premiums or discounts on securities at the date of purchase are being amortized or accreted, respectively, over the estimated life of the security using a method that approximates the level yield method. Gains and losses realized on the disposition of securities are based on the specific identification method and are reflected in other income.

Loans:

Loans receivable are stated at unpaid principal balances, less the allowance for credit losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method. Nonrefundable loan fees and certain direct loan origination costs are deferred and the net amount is recognized into income over the life of the loans as a yield adjustment.

Interest income on loans is accounted for on the accrual basis. Generally, BLNB's policy is to discontinue the accrual of interest on loans delinquent over ninety days unless fully secured and in the process of collection. The accrued and unpaid interest is reversed from current income and thereafter interest is recognized only to the extent payments are received. A nonaccrual loan may be restored to accrual basis when interest and principal payments are current and prospects for future recovery are no longer in doubt.

In 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), Accounting by Creditors for Impairment of a Loan, which sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

Under SFAS No. 114, a loan is impaired when it is probable that a creditor will be unable to collect the full amount of principal and interest due according to the contractual terms of the loan agreement. When a loan is impaired, a creditor has a choice of ways to measure the impairment. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. A creditor in a troubled debt restructuring involving a restructured loan should measure impairment by discounting the total expected future cash flows at the loan's original effective rate of interest. If the value of the loan is less than the recorded investment in the loan, a loss should be recognized by recording a valuation allowance and a corresponding increase to the provision for credit losses charged to operating expenses.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Allowance for Credit Losses:

The provision for credit losses charged to operating expenses is based upon management's judgment of the adequacy of the allowance giving consideration to its credit loss experience and an evaluation of the current loan portfolio.

The allowance for credit losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Facilities:

Facilities are stated at cost, less accumulated depreciation and amortization. Charges to income for depreciation and amortization are computed on the straight-line method over the assets' estimated useful lives.

When properties are sold or otherwise disposed of, the gain or loss resulting from the disposition is credited or charged to income. Expenditures for maintenance and repairs are charged against income and renewals and betterments are capitalized.

Other Real Estate Owned:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Intangible Assets:

Intangible assets (consisting of core deposit premium and goodwill) are amortized on a straight-line basis over a period of seven to fifteen years. For income tax purposes, intangibles are amortized over fifteen years on a straight-line basis.

The amortization for core deposit premium and goodwill totaled $275,000 in 1999 and $100,000 in 1998.

Off-Balance Sheet Instruments:

In the ordinary course of business, BLNB has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Employee Benefits:

Profit-sharing costs are charged to salaries and employee benefits expense and are funded as accrued.

Income Taxes:

Provisions for income taxes are based on amounts reported in the statements of operations, after exclusion of non-taxable income such as interest on state and municipal securities, and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The principal temporary differences are depreciation and amortization, credit loss provision, CNB merger expenses and purchase accounting adjustments, and unrealized holding gains (losses) on securities. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, Accounting for Income Taxes.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Computation of Per Share Earnings:

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 15 to the consolidated financial statements, the Company declared 2.5% stock dividends in 1999 and 1998. The average number of shares and dilutive potential shares have been restated for the stock dividends. The following information was used in the computation of earnings per share on both a basic and diluted basis for the years ended December 31, 1999 and 1998.

                                                      For the Years Ended
                                                           December 31,
                                                         1999       1998
                                                         ----       ----
                                             (In thousands except per share data)
Basic EPS computation:
    Numerator - Net income                                $ 984     $1,074
                                                          -----     ------
    Denominator - Weighted average shares outstanding       505        501
                                                          -----     ------
    Basic EPS                                             $1.95     $ 2.14
                                                          =====     ======
Diluted EPS computation:
    Numerator - Net income                                $ 984     $1,074
                                                          -----     ------
    Denominator - Weighted average shares outstanding       505        501
    Stock options                                             9         10
                                                          -----     ------
                                                            514        511
                                                          -----     ------
    Diluted EPS                                           $1.91     $ 2.10
                                                          =====     ======


Statements of Cash Flows:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts on deposit in noninterest-bearing accounts with other commercial banks, and federal funds sold.

Advertising and Public Relations:

The Company expenses advertising and public relations costs as incurred. Advertising and public relations costs for 1999 and 1998 as included in other operating expenses were $165,000 and $105,000, respectively.

Reclassification of Accounts:

Certain items in the financial statements for 1998 have been reclassified to conform to the classifications used for the current year.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows:

                                                 DECEMBER 31, 1999                               DECEMBER 31, 1998
                                 ----------------------------------------------    -------------------------------------------
                                               GROSS      GROSS                                 GROSS       GROSS
                                 AMORTIZED   UNREALIZED  UNREALIZED      FAIR      AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                    COST       GAINS      LOSSES         VALUE        COST       GAINS      LOSSES      VALUE
                                   -------      ---       -------       -------      -------      ---       -----      -------
                                              (Dollars In Thousands)                           (Dollars In Thousands)
Available-for-sale
   U.S. Government agencies        $56,542      $--       $(2,123)      $54,419      $58,486      $10       $(151)     $58,345
   Mortgage-backed securities           --       --            --            --          179       --          --          179
   Other                               118       --            --           118          138       --          --          138
                                   -------      ---       -------       -------      -------      ---       -----      -------
     Total available-for-sale       56,660       --        (2,123)       54,537       58,803       10        (151)      58,662
                                   -------      ---       -------       -------      -------      ---       -----      -------
Held-to-Maturity
   State and municipal               1,573       15          (119)        1,469          898       28          --          926
                                   -------      ---       -------       -------      -------      ---       -----      -------
     Total investment
       securities                  $58,233      $15       $(2,242)      $56,006      $59,701      $38       $(151)     $59,588
                                   =======      ===       =======       =======      =======      ===       =====      =======

The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. Temporary declines in fair value of securities available-for-sale at December 31, 1999, of $1,324,000 (net of deferred income taxes of $799,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations. At December 31, 1999, securities with carrying value of approximately $16,019,000, and market values of approximately $15,206,000, were pledged to secure deposits and for other operating purposes.

There were no significant gross realized gains or losses in 1999 or 1998.

The cost and estimated fair value of debt and equity securities at December 31, 1999, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    SECURITIES                SECURITIES
                                AVAILABLE-FOR-SALE         HELD-TO-MATURITY
                                ------------------         ----------------
                                            ESTIMATED                ESTIMATED
                               AMORTIZED      FAIR       AMORTIZED     FAIR
                                 COST         VALUE        COST        VALUE
                                -------      -------      ------      ------
                                           (Dollars In Thousands)
Due in one year or less         $    50      $    50      $   51      $   51
Due from one to five years       55,492       53,444         250         247
Due from five to ten years        1,000          925          50          50
Due after ten years                  --           --       1,222       1,121
Other                               118          118          --          --
                                -------      -------      ------      ------
                                $56,660      $54,537      $1,573      $1,469
                                =======      =======      ======      ======

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 3 - LOANS

The loan portfolio is classified as follows:

                                                              DECEMBER 31,
                                                          1999            1998
                                                         --------       --------
                                                          (Dollars In Thousands)
Real estate secured loans                                $ 72,365       $ 61,710
Consumer and credit card loans                              8,869          8,333
Commercial and all other loans                              7,414          6,894
                                                         --------       --------
    Total loans                                            88,648         76,937
Less, unearned income and deferred fees and credits          (300)          (557)
Less, allowance for credit losses                          (1,214)        (1,277)
                                                         --------       --------
                                                         $ 87,134       $ 75,103
                                                         ========       ========


The following is a summary of the transactions in the allowance for credit losses:

                                             YEAR ENDED DECEMBER 31,
                                               1999          1998
                                              -------       -------
                                             (Dollars In Thousands)
Balance, beginning of year                    $ 1,277       $ 1,183
Provisions charged to operating expenses          220           144
Loans charged-off                                (318)         (128)
Recoveries                                         35            78
                                              -------       -------
    Balance, end of year                      $ 1,214       $ 1,277
                                              =======       =======


Loans on which interest was not being accrued (nonaccrual loans) were also classified by management as impaired. The following table sets forth the recorded investment in impaired and nonaccrual loans and the related valuation allowance for each loan category as of December 31, 1999 and 1998.

                                                   DECEMBER 31, 1999                           DECEMBER 31, 1998
                                    -------------------------------------------   ------------------------------------------
                                    TOTAL IMPAIRED     AMOUNT OF      AMOUNT      TOTAL IMPAIRED    AMOUNT OF      AMOUNT
                                    AND NONACCRUAL     VALUATION    WITHOUT ANY   AND NONACCRUAL    VALUATION    WITHOUT ANY
                                         LOANS         ALLOWANCE     ALLOWANCE         LOANS        ALLOWANCE     ALLOWANCE
                                         -----         ---------     ---------         -----        ---------     ---------
                                                 (Dollars In Thousands)                      (Dollars In Thousands)
Real estate secured loans                 $175            $27           $148           $  573          $ 87          $486
Consumer and credit card loans              17              5             12                2             2            --
Commercial and all other loans             161             25            136              474            74           400
                                          ----            ---           ----           ------          ----          ----
Totals                                    $353            $57           $296           $1,049          $163          $886
                                          ====            ===           ====           ======          ====          ====


All of the impaired and nonaccrual loans for December 31, 1999 and 1998, were measured using management's current estimate of fair value of the collateral. The average loans classified as impaired and nonaccrual totaled $697,000 in 1999 and $1,018,000 in 1998.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 3 - LOANS (CONTINUED)

The interest income earned but not recorded by BLNB pursuant to its nonaccrual policy totaled $47,000 and $82,000 in 1999 and 1998, respectively. Interest income received on impaired and nonaccrual loans during 1999 and 1998 and included in income on a cash basis totaled $22,000 and $54,000, respectively. Interest income on impaired and nonaccrual loans resulting from the passage of time was not considered material and no such amount was recognized in 1999 or 1998.

Loans having carrying values of $725,000 and $474,000 were transferred to foreclosed real estate in 1999 and 1998, respectively.


NOTE 4 - FACILITIES

Facilities are summarized as follows:

                                                     DECEMBER 31,
                                               1999                1998
                                              -------             -------
                                                 (Dollars In Thousands)
Land                                          $   943             $   943
Buildings                                       2,175               2,163
Furniture, fixtures, and equipment              2,522               2,297
Other fixed assets                                274                 270
                                              -------             -------
    Total                                       5,914               5,673
Less accumulated depreciation                  (2,846)             (2,499)
                                              -------             -------
Premises and equipment - net                  $ 3,068             $ 3,174
                                              =======             =======


Depreciation expense amounted to $326,000 and $286,000 for the years ended December 31, 1999 and 1998, respectively. Estimated useful lives typically range from two to twenty years.

BLNB leases property at five branch locations under noncancelable operating leases expiring in 2000 through 2008. Minimum future rental payments under these leases as of December 31, 1999, are as follows (dollars in thousands):

         Year Ending December 31,
         ------------------------
                  2000                                   $  111
                  2001                                       98
                  2002                                       94
                  2003                                       94
                  2004                                       88
            Thereafter                                      276
                                                          -----
                                                          $ 761
                                                          =====

Lease payments including sales tax expense charged to operations for the above leases were approximately $103,000 and $55,000 for the years ended December 31, 1999 and 1998, respectively.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 5 - OTHER ASSETS

Other assets are summarized as follows:

                                                                 DECEMBER 31,
                                                           1999              1998
                                                          ------            ------
                                                           (Dollars In Thousands)
Other real estate owned                                   $  307            $  172
Prepaid expenses                                             289               188
Income tax receivable                                        548               292
Miscellaneous                                                 30                12
                                                          ------            ------
                                                          $1,174            $  664
                                                          ======            ======


NOTE 6 - TIME DEPOSITS

Included in interest-bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 1999 and 1998, were as follows:

                                                                 DECEMBER 31,
                                                           1999              1998
                                                          ------            ------
                                                           (Dollars In Thousands)
Three months or less                                      $5,689            $2,873
Over three through twelve months                           3,365             3,698
Over twelve months through three years                       552             1,539
Over three years                                             296               275
                                                          ------            ------
                                                          $9,902            $8,385
                                                          ======            ======


NOTE 7 - OTHER BORROWINGS AND FEDERAL FUNDS PURCHASED

A summary follows:

                                                                 DECEMBER 31,
                                                           1999              1998
                                                          ------            ------
                                                           (Dollars In Thousands)
Line of credit                                            $  388            $  500
Federal funds purchased                                    1,000                --
Securities sold under agreements to repurchase               270                --
Other overnight repurchase agreements                        499                --
                                                          ------            ------
                                                          $2,157            $  500
                                                          ======            ======

The Company has a line of credit agreement with Independent Bankers' Bank of Florida dated November 25, 1998, that enables the Company to borrow up to $1,000,000. This credit facility matures on November 25, 2003, and requires annual principal repayments of up to $200,000, plus annual interest payments at 6.5% per year. The purpose of this loan was to provide additional capital to BLNB in connection with its acquisition of two branches from First Union. All of the outstanding common stock of BLNB has been pledged as collateral for this loan.

BLNB has sold securities under agreements to repurchase with a par value of $289,000 and a fair value of $275,000 to secure overnight borrowings totaling $270,000. The interest rate on this overnight borrowing was 5.54%.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 7 - OTHER BORROWINGS AND FEDERAL FUNDS PURCHASED (CONTINUED)

None of the federal funds transactions and repurchase agreements have maturities exceeding one business day. At December 31, 1999, the combined weighted average interest rate related to these short-term borrowings was 5.09%.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are summarized as follows:

                                                                 DECEMBER 31,
                                                           1999              1998
                                                          ------            ------
                                                           (Dollars In Thousands)
Accounts payable and other accrued expenses               $  330            $  160
Miscellaneous                                                 14                47
                                                          ------            ------
                                                          $  344            $  207
                                                          ======            ======


NOTE 9 - INCOME TAXES

The provision (credit) for income taxes on income is summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                           1999              1998
                                                          ------            ------
                                                           (Dollars In Thousands)
Current:
     Federal                                              $  389            $  581
     State                                                    66                99
                                                          ------            ------
                                                             455               680
                                                          ------            ------
Deferred:
     Federal                                                  84               (91)
     State                                                    14               (15)
                                                          ------            ------
                                                              98              (106)
                                                          ------            ------
              Total income tax provision                  $  553            $  574
                                                          ======            ======


A reconciliation of the income tax computed at the federal statutory rate of 34% and the income tax provision shown on the statements of operations follows (dollars in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                                 1999                 1998
                                                 ----                 ----
                                           AMOUNT       %      AMOUNT        %
                                           ------     -----    ------      -----
Tax computed at statutory rate             $ 523       34.0     $ 560       34.0
Increase (decrease) resulting from:
    Effect of tax-exempt income              (24)      (1.5)      (33)      (2.0)
    State tax - net of federal benefit        46        3.0        40        2.4
    Other (net)                                8        0.5         7        0.4
                                           -----      -----     -----      -----
         Income tax provision              $ 553       36.0     $ 574       34.8
                                           =====      =====     =====      =====

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

NOTE 9 - INCOME TAXES (CONTINUED)

The components of the deferred income tax assets are as follows:

                                                                 DECEMBER 31,
                                                           1999              1998
                                                          ------            ------
                                                           (Dollars In Thousands)
Deferred tax asset:
    Federal                                               $1,354            $  694
    State                                                    232               119
                                                          ------            ------
                                                           1,586               813
                                                          ------            ------
Deferred tax liability:
    Federal                                                   50               197
    State                                                      8                34
                                                          ------            ------
                                                              58               231
                                                          ------            ------
         Net deferred income tax asset                    $1,528            $  582
                                                          ======            ======


The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                                 DECEMBER 31,
                                                           1999              1998
                                                          ------            ------
                                                           (Dollars In Thousands)
Net unrealized gains on securities
    available-for-sale                                    $  799            $   53
Depreciation and amortization                                 85               (46)
Allowance for credit losses                                  409               405
CNB merger                                                   223               258
Other                                                         12               (88)
                                                          ------            ------
    Net deferred income tax asset                         $1,528            $  582
                                                          ======            ======


NOTE 10 - EMPLOYEE BENEFIT PLAN

BLNB sponsors a 401(k) Profit Sharing Plan that covers substantially all employees. BLNB contributions under this plan are made at the discretion of the Board of Directors. During 1999 and 1998, the employer contribution approved by the Board of Directors amounted to 50% of a participant's contributions, subject to a maximum of 3% of the participant's salary. The 401(k) Profit Sharing Plan is a prototype plan and has been approved by the Internal Revenue Service.

CNB sponsored a defined contribution pension plan that covered substantially all employees of CNB. A favorable determination letter had been received from the Internal Revenue Service that the plan was qualified. In 1998, this plan was terminated and all former CNB employees were included in BLNB's 401(k) Profit Sharing Plan.

The amounts included in salaries and employee benefits as pension expense for 1999 and 1998 totaled $35,000 and $27,000, respectively.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 11 - RELATED PARTY TRANSACTIONS

BLNB has entered into transactions with its directors, executive officers, significant stockholders, and their affiliates (Related Parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate extensions of credit to such related parties at December 31, 1999 and 1998, were $3,050,000 and $2,263,000, respectively. Unfunded commitments to the same parties totaled $235,000 at December 31, 1999.

Following is a summary of activity for 1998 and 1999 for such loans:

              Beginning                                             End of
               Of Year                                               Year
               Balance          Additions        Reductions         Balance
               -------          ---------        ----------         -------
                                   (Dollars In Thousands)
1998            $2,372            $  990            $1,099            $2,263
1999            $2,263            $1,447            $  660            $3,050


BLNB held related party deposits totaling $2,738,000 at December 31, 1999.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company's consolidated financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business and involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities of BLNB, which include unfunded commitments to related parties, are commitments to extend credit and commercial and standby letters of credit. A summary of BLNB's commitments and contingent liabilities at December 31, 1999 and 1998, follows:

                                                                 DECEMBER 31,
                                                           1999              1998
                                                          ------            ------
                                                           (Dollars In Thousands)
Commitments to extend credit
    Secured by real estate                                $3,248            $3,516
    Other                                                  3,288             3,291
Commercial and standby letters of credit                     129               129
                                                          ------            ------
                                                          $6,665            $6,936
                                                          ======            ======


Commitments to extend credit and commercial letters of credit all include exposure to some credit loss in the event of non-performance of the customer. BLNB's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit instruments that are recorded in the consolidated financial statements. In the opinion of management, these instruments do not generally present any significant liquidity risk to BLNB. BLNB's experience has been that substantially all loan commitments are drawn upon by customers. BLNB did not incur any losses on its commitments in either 1999 or 1998.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is a party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the financial position of the Company.

At December 31, 1999, BLNB had $500,000 unfunded lines of credit from other banks for the purchase of overnight federal funds.

NOTE 13 - CONCENTRATIONS OF CREDIT

Substantially all of BLNB's loans, commitments, and commercial and standby letters of credit have been granted to customers in BLNB's market area. Substantially all such customers are depositors of BLNB. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Letters of credit were granted to commercial borrowers. BLNB, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit.

NOTE 14 - REGULATORY CAPITAL

BLNB is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1999, approximately $2.5 million of BLNB's retained earnings were available for dividend declaration without prior regulatory approval (provided that BLNB's capital ratios do not cause it to be categorized as an undercapitalized institution as discussed below).

BLNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on BLNB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BLNB must meet specific capital guidelines that involve quantitative measures of BLNB's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. BLNB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require BLNB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that BLNB meets all capital adequacy requirements applicable to BLNB.

As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized BLNB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BLNB must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BLNB's category.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 14 - REGULATORY CAPITAL (CONTINUED)

                                                                                             TO BE WELL
                                                                                            CAPITALIZED
                                                                                            UNDER PROMPT
                                                                 FOR CAPITAL             CORRECTIVE ACTION
                                         ACTUAL               ADEQUACY PURPOSES              PROVISIONS
                                   AMOUNT     RATIO         > AMOUNT     > RATIO        > AMOUNT    > RATIO
                                  -------     -----           ------       ---           ------      ----
                                                                 (Dollars In Thousands)
Big Lake National Bank
As of December 31, 1999:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)    $10,079     12.24%        > $6,587     > 8.0%        > $8,234    > 10.0%
                                                            -            -             -           -
     Tier I Capital
     (To Risk-Weighted Assets)    $ 9,050     10.99%        > $3,294     > 4.0%        > $4,940    >  6.0%
                                                            -            -             -           -
     Tier I Capital
     (To Adjusted Total Assets)   $ 9,050      5.79%        > $6,256     > 4.0%        > $7,819    >  5.0%
                                                            -            -             -           -

As of December 31, 1998:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)    $ 8,872     11.89%        > $5,941     > 8.0%        > $7,463    > 10.0%
                                                            -            -             -           -
     Tier I Capital
     (To Risk-Weighted Assets)    $ 7,904     10.59%        > $2,985     > 4.0%        > $4,478    >  6.0%
                                                            -            -             -           -
     Tier I Capital
     (To Adjusted Total Assets)   $ 7,904      6.23%        > $5,079     > 4.0%        > $6,348    >  5.0%
                                                            -            -             -           -

Big Lake Financial Corporation:
As of December 31, 1999:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)    $10,394     12.57%        > $6,616     > 8.0%        > $8,270    > 10.0%
                                                            -            -             -           -
     Tier I Capital
     (To Risk-Weighted Assets)    $ 9,360     11.32%        > $3,308     > 4.0%        > $4,962    >  6.0%
                                                            -            -             -           -
     Tier I Capital
     (To Adjusted Total Assets)   $ 9,360      5.99%        > $6,256     > 4.0%        > $7,819    >  5.0%
                                                            -            -             -           -

As of December 31, 1998:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)    $ 9,084     12.08%        > $6,014     > 8.0%        > $7,517    > 10.0%
                                                            -            -             -           -
     Tier I Capital
     (To Risk-Weighted Assets)    $ 8,110     10.79%        > $3,007     > 4.0%        > $4,510    > 6.0%
                                                            -            -             -           -
     Tier I Capital
     (To Adjusted Total Assets)   $ 8,110      6.36%        > $5,100     > 4.0%        > $6,375    >  5.0%
                                                            -            -             -           -


NOTE 15 - STOCK DIVIDENDS

On February 17, 1999, the Company's Board of Directors declared a stock dividend payable at a rate of 2.5% of shares issued and outstanding to stockholders of record on February 19, 1999, payable on or before March 18, 1999. Cash in lieu of fractional shares was paid at the rate of $21.39 per share, which was the estimated fair market value at that time. The total cash paid in lieu of fractional shares amounted to approximately $7,000.

On January 21, 1998, the Company's Board of Directors declared a stock dividend payable at a rate of 2.5% of shares issued and outstanding to stockholders of record on February 27, 1998, payable on or before March 19, 1998. Cash in lieu of fractional shares was paid at the rate of $19.83 per share, which was the estimated fair market value at that time. The total cash paid in lieu of fractional shares amounted to approximately $5,000.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 16 - STOCK OPTION PLAN

The Company has adopted a Stock Option Plan (as amended) that permits certain directors to purchase additional shares of the Company's common stock at a purchase price of $8.42 (rounded) per share. The number of shares permitted for purchase by each participant originated at 2,750 shares, and has been adjusted for subsequent stock dividends according to the terms of the plan. At December 31, 1999, the number of shares under this plan totaled 3,265 shares per participant. Options totaling approximately 13,060 shares are outstanding and exercisable until the expiration date, which has been extended until June 30, 2001.

For the year ended December 31, 1996, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), became effective. SFAS No. 123 permits application of the accounting requirements of an earlier issued APB Opinion No. 25, which the Company continues to follow.

On May 20, 1998, a former director exercised all of his outstanding stock options and purchased 3,186 shares of common stock at the exercise price of $10.00 per share. The estimated fair market value of the Company's stock based on recent trades was $22.00 per share. A charge to earnings of approximately $24,000 (net of income taxes of $14,000) was recorded to recognize services provided by this director under the terms of the Stock Option Plan.

In 1999, the Company corrected the amounts recorded in 1998 for this former director's exercise to properly reflect the adjusted exercise price of $8.63 (rounded) according to the terms of the plan. Also, a current director exercised all of his outstanding stock options and purchased 3,265 shares of common stock at the exercise price of $8.42 (rounded) per share. The estimated fair market value of the Company's stock based on recent trades and market conditions was $25.00 per share. A charge to earnings of approximately $34,000 (net of income taxes of $20,000) was recorded to recognize services provided by this director under the terms of the Stock Option Plan.

The Company must comply with certain additional disclosures under SFAS No. 123. A summary of the disclosures follows:

                                               NUMBER     WEIGHTED AVERAGE
                                             OF SHARES     EXERCISE PRICE
                                             ---------     --------------
Outstanding at December 31, 1997              18,654          $  8.85
                                                              =======
Increase due to stock dividend, 1998             462          $  8.63
                                                              =======
Stock options exercised, 1998                 (3,186)         $  8.63
                                             -------          =======
Outstanding at December 31, 1998              15,930          $  8.63
                                                              =======
Increase due to stock dividend, 1999             395          $  8.42
                                                              =======
Stock options exercised, 1999                 (3,265)         $  8.42
                                             -------          =======
Outstanding at December 31, 1999              13,060          $  8.42
                                             =======          =======


All outstanding options were fully vested and exercisable at December 31, 1999 and 1998, with a weighted average remaining contractual life of eighteen months at December 31, 1999. Since no additional options have been granted in 1999 or 1998, and the compensation recorded in 1999 and 1998 for the stock options exercised amounted to approximately 3.5% and 2.2% of net income, respectively, net income and earnings per share would not materially differ from reported results had the Company adopted the accounting treatment under SFAS No. 123.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 17 - PREFERRED STOCK

In addition to the 1,000,000 shares of authorized common stock, the Company's articles of incorporation authorize up to 500,000 shares of non-voting preferred stock at $1.00 par value. The Board of Directors are further authorized to establish designations, powers, preferences, rights, and other terms for preferred stock by resolution.

On March 26, 1986, the Board of Directors, designated 2,000 shares as Redeemable Preferred Stock, Series 1 ("Series 1"). Series 1 shares have no voting or conversion rights and pay no dividends. However, Series 1 shares have preference on liquidation at the rate of $10 per share after January 1, 1987.

No shares of preferred stock, including Series 1 shares, have been issued.

NOTE 18 - NONINTEREST OPERATING EXPENSES

Other expenses for 1999 and 1998 were as follows:

                                                          1999              1998
                                                          ----              ----
                                                          (Dollars In Thousands)
Advertising and public relations                          $  165            $  105
Data processing fees and service charges                     247               197
Telephone                                                    153               120
Postage and courier                                          252               186
Stationary, printing, and supplies                           264               243
FDIC and OCC assessments                                      71               117
Director fees                                                136               116
Professional and legal expenses                              313               170
Amortization                                                 305               100
Merger-related expenses                                       --                45
Other                                                        538               573
                                                          ------            ------
                                                          $2,444            $1,972
                                                          ======            ======


NOTE 19 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents:

         For those short-term instruments, the carrying amount is a reasonable estimate of fair value.


     Investment Securities:

         For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     Loans Receivable:

         For loans subject to repricing and loans intended for sale within six months, fair value is estimated at the carrying amount plus accrued interest.

         The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Deposit Liabilities:

         The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of long-term fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Short-term Debt:

         For short-term debt, including accounts and demand notes payable, the carrying amount is a reasonable estimate of fair value.

     Other Borrowings:

         Since this borrowing is at a recent market interest rate, the carrying amount is a reasonable estimate of fair value.

The estimated fair values of the Company's financial instruments at December 31, 1999, are as follows:

                                                     CARRYING      FAIR
                                                      AMOUNT       VALUE
                                                     --------     --------
                                                    (Dollars In Thousands)
FINANCIAL ASSETS
    Cash and cash equivalents                        $  9,521     $  9,521
    Investment securities                              56,110       56,006
    Loans                                              87,134       87,008
                                                     --------     --------
         Total assets valued                         $152,765     $152,535
                                                     ========     ========
FINANCIAL LIABILITIES
    Deposits                                         $148,453     $148,581
    Other borrowings and federal funds purchased        2,157        2,157
                                                     --------     --------
         Total liabilities valued                    $150,610     $150,738
                                                     ========     ========


While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 1999, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1999, should not necessarily be considered to apply at subsequent dates.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 20 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Big Lake Financial Corporation (dollars in thousands):

CONDENSED BALANCE SHEETS (PARENT ONLY)
     AS OF DECEMBER 31:                                        1999          1998
                                                             --------      --------
ASSETS
     Cash and cash equivalents                               $    146      $     68
     Investment in subsidiary bank, net                         9,877        10,164
     Facilities                                                   517           536
     Other assets                                                  49           116
                                                             --------      --------
         Total                                               $ 10,589      $ 10,884
                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities                                             $    402      $    514
     Stockholders' equity                                      10,187        10,370
                                                             --------      --------
         Total                                               $ 10,589      $ 10,884
                                                             ========      ========
CONDENSED STATEMENTS OF OPERATIONS AND STOCKHOLDERS'
    EQUITY (PARENT ONLY)
YEARS ENDED DECEMBER 31:                                         1999          1998
                                                             --------      --------
Equity in net income of subsidiary bank                      $  1,061      $  1,129
Other income                                                       55            51
Other expenses                                                   (132)         (106)
                                                             --------      --------
NET INCOME                                                        984         1,074
STOCKHOLDERS' EQUITY:
     Beginning of year                                         10,370         9,423
     Prior period adjustment - prepaid expenses                    --          (110)
     Cash paid in lieu of fractional shares                        (7)           (5)
     Stock options exercised                                       76            70
     Net change in unrealized holding gains (losses) on
         securities in subsidiary bank                         (1,236)          (82)
                                                             --------      --------
     End of year                                             $ 10,187      $ 10,370
                                                             ========      ========
CONDENSED STATEMENTS OF CASH FLOWS (PARENT ONLY)
YEARS ENDED DECEMBER 31:                                       1999          1998
                                                             --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income                                                   $    984      $  1,074
Adjustment to reconcile net income to net cash
     provided by operating activities:

     Equity in undistributed earnings of subsidiary bank       (1,061)       (1,129)
     Other                                                        198             6
                                                             --------      --------
         Total                                                    121           (49)
                                                             --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Capital contribution to subsidiary bank                       --          (500)
                                                             --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Proceeds from (payments of) other borrowings                (112)          500
     Proceeds from stock options exercised                         76            46
     Cash paid in lieu of fractional shares                        (7)           (5)
                                                             --------      --------
         Total                                                    (43)          541
                                                             --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   78            (8)
CASH AND CASH EQUIVALENTS:
     Beginning of year                                             68            76
                                                             --------      --------
     End of year                                             $    146      $     68
                                                             ========      ========

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 21 - BRANCH ACQUISITIONS

During 1998, BLNB entered into negotiations with First Union to acquire certain assets and assume deposit liabilities and related accrued interest of First Union's Wauchula and Arcadia Branches ("Branch"). The Branch acquisitions were approved by the OCC and the Company's Board of Directors, and consummated on November 19, 1998. A summary of the transaction follows (dollars in thousands):

Liabilities assumed                                        $ 30,957
                                                           --------
Less assets purchased and other adjustments:
    Core deposit premium                                      1,942
    All other assets                                          1,092
    Other adjustments, net                                       (8)
                                                           --------
                                                              3,026
                                                           --------
    Cash received at closing                               $ 27,931
                                                           ========


The proceeds received at closing were invested in federal funds sold and U. S. Government securities. During 1999, BLNB received a refund from First Union, which decreased the purchase price and core deposit premium by $33,000.

NOTE 22 - PRIOR PERIOD ADJUSTMENT - PREPAID EXPENSES

During 1999, the OCC directed BLNB to change its method of accounting for certain costs previously treated as prepaid expenses. BLNB had consistently followed the prior accounting method since its inception. Prior to 1999, the amounts were not considered material by management of BLNB nor cited by the OCC in previous examinations.

A summary of the effect of the prior period adjustment follows:

                                        Balances               Prior         Restated Balances
                                   Previously Reported         Period              as of
                                 as of December 31, 1998      Adjustment      December 31, 1998
                                 -----------------------      ----------      -----------------
                                                      (Dollars In Thousands)
Prepaid expenses                          $  364               $(176)               $  188
                                          ======               =====                ======
Income tax receivable                     $  226               $  66                $  292
                                          ======               =====                ======
Beginning retained earnings               $2,569               $(110)               $2,459
                                          ======               =====                ======


The opening 1998 balance of retained earnings, as previously reported, was restated as a result of adopting the correct accounting method in 1999.

                         Big Lake Financial Corporation
                                   Form 10-KSB
                    For Fiscal Year Ending December 31, 1999



                                  EXHIBIT INDEX

        Exhibit                                                                    Page
          No.                        Exhibit                                        No.
          ---                        -------                                        ---
         10.4     Employment agreement dated July 15, 1998 between Big Lake
                  National Bank, Big Lake Financial Corporation, and Joe G.
                  Mullins

         21.1     Subsidiaries of the Registrant

         23.1     Consent of Stevens, Sparks & Company, P.A. (formerly Stevens,
                  Thomas, Schemer & Sparks, P.A.)

         27       Financial Data Summary