Form 10QSB
period 2000-03-31
BIG LAKE FINANCIAL CORP
filed 2000-05-12
CIK 789561

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------


                                  FORM 10-QSB


                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                 For the Quarterly Period Ended March 31, 2000
                        Commission File Number 333-30779


                             ----------------------


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



                                 (863) 467-4663
                                 --------------
              (Registrant's telephone number including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]


Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


           Class                                 Outstanding as of May 10, 2000
      --------------                             ------------------------------
       Common Stock                                         524,201
Par Value $0.01 per share

                         BIG LAKE FINANCIAL CORPORATION

               FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX


                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
REPORT OF INDEPENDENT ACCOUNTANTS                                                                    3

PART I:  FINANCIAL INFORMATION

           ITEM 1:  FINANCIAL STATEMENTS:
                     Consolidated Condensed Balance Sheets as of March 31, 2000
                     (Unaudited) and December 31, 1999                                               4

                     Consolidated Statements of Operations and Comprehensive Income
                     for the Three Months Ended March 31, 2000 and 1999 (Unaudited)                  5

                     Consolidated Condensed Statements of Cash Flows for the Three Months
                     Ended March 31, 2000 and 1999 (Unaudited)                                       6

                     Consolidated Statement of Changes in Stockholders' Equity (Unaudited)           7

                     Notes to Consolidated Financial Statements (Unaudited)                          8

           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                       12

PART II:  OTHER INFORMATION                                                                          19

SIGNATURES                                                                                           20

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
Big Lake Financial Corporation and Subsidiary
Okeechobee, Florida

We have reviewed the accompanying consolidated condensed balance sheets of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary, Big Lake National Bank (the "Bank"), as of March 31, 2000, and the related consolidated statements of operations and comprehensive income and consolidated condensed statements of cash flows for the three month periods ended March 31, 2000 and 1999, and the related consolidated statement of stockholders' equity for the three month period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



STEVENS, SPARKS & COMPANY, P.A.
Jacksonville, Florida
May 10, 2000

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                March 31, 2000
                                                                  (Unaudited)    December 31, 1999
                                                                   ---------         ---------
ASSETS
Cash and due from banks                                            $   9,998         $   9,521
Federal funds sold                                                       524                --
                                                                   ---------         ---------
         Total cash and cash equivalents                              10,522             9,521
Securities available-for-sale at fair value                           54,619            54,537
Securities held-to-maturity (market value
     of $1,427 for 2000 and $1,469 for 1999)                           1,522             1,573
Loans receivable less allowance for credit losses                     93,425            87,134
Facilities                                                             3,147             3,068
Deferred income taxes                                                  1,558             1,528
Intangible assets                                                      2,082             2,151
Other assets                                                           2,317             2,403
                                                                   ---------         ---------

                TOTAL                                              $ 169,192         $ 161,915
                                                                   =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
         Noninterest-bearing                                       $  38,071         $  32,643
         Interest-bearing                                            118,438           115,810
                                                                   ---------         ---------

                Total deposits                                       156,509           148,453

Other borrowings                                                       1,092             2,157
Accounts payable and other liabilities                                 1,046             1,118
                                                                   ---------         ---------

                Total liabilities                                    158,647           151,728
                                                                   ---------         ---------

Commitments and contingencies                                             --                --
                                                                   ---------         ---------

Stockholders' equity:
         Common stock                                                      5                 5
         Additional paid-in capital                                    7,974             7,499
         Retained earnings                                             3,839             4,007
         Accumulated other comprehensive income:
                Net unrealized holding losses on securities           (1,273)           (1,324)
                                                                   ---------         ---------

                Total stockholders' equity                            10,545            10,187
                                                                   ---------         ---------

                TOTAL                                              $ 169,192         $ 161,915
                                                                   =========         =========

Book value per common share                                        $   20.12         $   20.16
                                                                   =========         =========

Common shares outstanding, adjusted for stock dividends              524,201           505,199
                                                                   =========         =========

  The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                               For the Three Months
                                                                                 Ended March 31,
                                                                           ---------------------------
                                                                              2000             1999
                                                                           ---------         ---------
Interest and fees on loans                                                 $   2,054         $   1,746
Interest and dividend income from investment securities                          833               833
Other interest income                                                             40                71
                                                                           ---------         ---------

             Total interest income                                             2,927             2,650

Interest expense on deposits and other                                         1,221             1,070
                                                                           ---------         ---------

             Net interest income before provision for credit losses            1,706             1,580

Provision for credit losses                                                       60                40
                                                                           ---------         ---------

             Net interest income                                               1,646             1,540
                                                                           ---------         ---------

Service charges on deposit accounts                                              360               301
Other fees for customer service and other income                                   4               117
                                                                           ---------         ---------

             Total other income                                                  364               418
                                                                           ---------         ---------

Other expenses:
       Salaries and employee benefits                                            824               750
       Expenses of bank premises and fixed assets                                233               218
       Other operating expenses                                                  679               566
                                                                           ---------         ---------

             Total other expenses                                              1,736             1,534
                                                                           ---------         ---------

Income before provision for income taxes                                         274               424

Provision for income taxes                                                       122               151
                                                                           ---------         ---------

Net income                                                                       152               273

Other comprehensive income, net of tax:
       Unrealized holding losses arising during period                        (1,645)             (284)
                                                                           ---------         ---------

Comprehensive income                                                       $  (1,493)        $     (11)
                                                                           =========         =========


Earnings per share
       Basic                                                               $    0.29         $    0.53
                                                                           =========         =========
       Diluted                                                             $    0.29         $    0.52
                                                                           =========         =========

Weighted average common shares outstanding during period
       Basic                                                                 522,515           514,406
                                                                           =========         =========
       Diluted                                                               527,173           523,931
                                                                           =========         =========




  The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                  For the Three Months
                                                                     Ended March 31,
                                                                  2000             1999
                                                                --------         --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                $    401         $   (819)
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net (increase) decrease in:
             Investment securities                                   (31)            (515)
             Loans                                                (6,291)          (2,334)
             Other real estate                                        24               78
       Purchases of premises and equipment, net                     (132)             (31)
                                                                --------         --------

             NET CASH USED BY INVESTING ACTIVITIES                (6,430)          (2,802)
                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in deposits                                    8,056            7,123
       Proceeds from and (repayment) of other borrowings          (1,065)             275
       Proceeds from exercise of stock options                        47               --
       Cash paid in lieu of fractional shares                         (8)              (6)
                                                                --------         --------

             NET CASH PROVIDED BY FINANCING ACTIVITIES             7,030            7,392
                                                                --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          1,001            3,771

CASH AND CASH EQUIVALENTS AT JANUARY 1                             9,521            7,776
                                                                --------         --------

CASH AND CASH EQUIVALENTS AT MARCH 31                           $ 10,522         $ 11,547
                                                                ========         ========



  The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                         Net
                                                                                                      Unrealized
                                                                         Additional                     Holding           Total
                                                     Common Stock         Paid-in       Retained       Losses on      Stockholders'
                                                 Shares       Amount      Capital       Earnings       Securities        Equity
                                                 -------      ------     ----------     --------      -----------     -------------
                                                                               (Dollars In Thousands)

Balance, December 31, 1999                       505,199        $5        $7,499        $ 4,007         $(1,324)        $ 10,187

Stock dividend declared                           12,472         -           312           (312)             --               --
Options exercised                                  6,530         -           163             --              --              163
Cash paid in lieu of fractional shares                --         -            --             (8)             --               (8)
Comprehensive income:
      Net income                                      --         -            --            152              --
      Net change in net unrealized
         holding gains on securities                  --         -            --             --              51

               Total comprehensive income             --         -            --             --              --              203
                                                 -------        --        ------        -------         -------         --------

Balance, March 31, 2000                          524,201        $5        $7,974        $ 3,839         $(1,273)        $ 10,545
                                                 =======        ==        ======        =======         =======         ========



  The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary Big Lake National Bank (the "Bank"). The consolidated financial statements for the three months ended March 31, 2000 and 1999, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim period of 2000 are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1999 Annual Report to Stockholders and are incorporated herein by reference.

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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


NOTE 2 - STOCK DIVIDEND

On February 16, 2000, the Company's Board of Directors declared a stock dividend payable at a rate of 2.5% of shares issued and outstanding to stockholders of record on February 18, 2000, payable on or before March 1, 2000. Cash in lieu of fractional shares was paid at the rate of $25.00 per share, which was the estimated fair market value at that time. The total cash paid in lieu of fractional shares amounted to approximately $8,000.


NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 2 above, the Company declared a 2.5% stock dividend. The average number of shares and dilutive potential shares have been restated for the stock dividend. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months ended March 31, 2000 and 1999 (in thousands except per share data).

                                                     For the Three Months Ended
                                                              March 31,
                                                          2000        1999
                                                         -----       -----

Basic EPS computation:
    Numerator - Net income                               $ 152       $ 273
    Denominator - Weighted average shares outstanding      523         514
                                                         -----       -----

    Basic EPS                                            $0.29       $0.53
                                                         =====       =====

Diluted EPS computation:
    Numerator - Net income                               $ 152       $ 273
                                                         -----       -----
    Denominator - Weighted average shares outstanding      523         514
    Stock options                                            4          10
                                                         -----       -----

                                                           527         524
                                                         -----       -----

    Diluted EPS                                          $0.29       $0.52
                                                         =====       =====

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities were as follows (dollars in thousands):


                                         March 31, 2000               December 31, 1999
                                     ------------------------      ------------------------
                                                    Estimated                     Estimated
                                     Amortized         Fair        Amortized         Fair
                                        Cost          Value           Cost          Value
                                      -------        -------        -------        -------
Securities available-for-sale:
      U.S. Government agencies        $56,543        $54,501        $56,542        $54,419
      Other                               118            118            118            118
                                      -------        -------        -------        -------

                                      $56,661        $54,619        $56,660        $54,537
                                      =======        =======        =======        =======



                                                    Estimated                     Estimated
                                     Amortized         Fair        Amortized         Fair
                                        Cost          Value           Cost          Value
                                      -------        -------        -------        -------
Securities to be held-to-maturity:
      State and municipal             $ 1,522        $ 1,427        $ 1,573        $ 1,469
                                      =======        =======        =======        =======



NOTE 5 - LOANS

Loans consisted of (dollars in thousands):

                                                    March 31,      December 31,
                                                      2000             1999
                                                    --------        --------

Real estate                                         $ 77,299        $ 72,365
Consumer and other loans                               9,300           8,869
Commercial and agricultural                            8,300           7,414
                                                    --------        --------
     Total loans, gross                               94,899          88,648
Unearned income and deferred fees and credits           (269)           (300)
Allowance for credit losses                           (1,205)         (1,214)
                                                    --------        --------
     Net loans                                      $ 93,425        $ 87,134
                                                    ========        ========

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


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

                                    For the Three Months  For the Twelve Months
                                        Ended March 31,      Ended December 31,
                                           2000                  1999
                                    -----------------     ------------------

 Balance, beginning of period             $1,214                $1,277
 Recoveries                                    3                    35
 Charge offs                                 (72)                 (318)
 Provision charged to expense                 60                   220
                                          ------                ------

 Balance, end of period                   $1,205                $1,214
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

Financial instruments at March 31, 2000, consisted of commitments to extend credit approximating $6.2 million and letters of credit of $74,000.

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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The Company's principal asset is its ownership of Big Lake National Bank. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Bank's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, and other operating expenses.

The Company is a bank holding company with consolidated assets of $169.2 million at March 31, 2000. Since December 31, 1999, the Company's total assets have grown $7.3 million from $161.9 million, an increase of 4.5%. During the same period, net loans have grown by $6.3 million from $87.1 million to $93.4 million, an increase of 7.2%.

Net income was $152,000 for the three months ended March 31, 2000, compared with $273,000 for the same period in 1999, a decrease of $121,000, or 44.3%. The decrease in net income was primarily due to increased operating expenses associated with the Company's growth and lower other income.


                           FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                             RESULTS OF OPERATIONS

General

Net earnings for the three months ended March 31, 2000, were $152,000 or $0.29 per share, compared to net earnings of $273,000, or $0.53 per share, for the three months ended March 31, 1999. The decrease in net earnings was primarily due to an increase in other operating expenses of 13.2%, a decrease in other income of 12.9%, and a decline in net interest margin of .10%.

Net Interest Income

Interest income increased by $277,000 from $2,650,000 for the three months ended March 31, 1999, to $2,927,000 for the three months ended March 31, 2000. Interest income on loans increased $308,000 due to an increase in the average loan portfolio balance from $76.5 million for the three months ended March 31, 1999, to $90.1 million for the comparable 2000 period. Average yields on loans declined slightly to 9.17% in 2000 versus 9.25% in 1999. Interest on investment securities remained stable at $833,000 with a slight increase in the average balance of the portfolio from $56.3 million in 1999 to $58.1 million in 2000. The average yield on the investment securities portfolio decreased to 5.73% at March 31, 2000, from 5.91% in the same period in 1999. Interest on other interest-earning assets decreased $31,000 due to a decrease of $3.2 million in average other interest-earning assets for the quarter ended March 31, 2000, as compared with the same period in 1999. The increase in lower yielding investment securities offset by strong loan growth during the first three months of 2000, contributed to the overall rise in the average yield on total interest-earning assets from 7.74% in 1999 to 7.79% in 2000.

Interest expense increased to $1,221,000 for the three months ended March 31, 2000, from $1,070,000 for the three months ended March 31, 1999. This increase was primarily due to growth in average interest-bearing deposits from $110.5 million for the three months ended March 31, 1999, to $117.8 million for the comparable 2000 period. The majority of growth is related to selling innovative, competitive products, an emphasis on cross-selling products and limited periodic rate specials on certificates of deposits to attract new clients. The average rate paid on interest-bearing deposits increased 22 basis points. This rise was primarily attributed to rising interest rates in the market for rates paid on deposits.

The net interest margin for the three months ended March 31, 2000, was 4.54% as compared with 4.64% for the same period in 1999. This decline was primarily attributable to a rising rate environment and increased competition for loans and funds in the market.

Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. This level is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions, as they relate to the Company's market area, as well as other factors relating to the collectibility of the Company's loan portfolio. For the three months ended March 31, 2000, loan charge-offs increased $52,000 from $20,000 for the same period in 1999. For the three months ended March 31, 2000, recoveries rose to $3,000 from $2,000 for the same period in 1999. The provision for the three months ended March 31, 2000, was $60,000 as compared with $40,000 for the three months ended March 31, 1999.

Other Income

Total other income decreased $54,000, or 12.9%, for the three months ended March 31, 2000, compared to 1999. Recoveries of previously expensed amounts contributed to the higher first quarter 1999 other income. Deposit service charges increased $59,000 or 19.6% compared to the same period in 1999. This increase is attributable to an increased deposit base and management's efforts to sell products that are competitive and innovative to expand, as the customers' needs change.

Other Expense

Total other expense increased $202,000, or 13.2%, for the three months ended March 31, 2000, compared to 1999, reflecting the overall growth of the Bank. Operating expenses were 4.24% of average assets for the three months ended March 31, 2000, versus 3.94% for the comparable period in 1999. The increase is related to increased staffing cost over 1999 and infrastructure improvements as the Company grows beyond the year 2000.

                              FINANCIAL CONDITION

Average total loans for the three months ended March 31, 2000, were $90.1 million versus $76.5 million for the same period in 1999, an increase of $13.6 million, or 17.8%. Total average interest-bearing deposits for the three months ended March 31, 2000, were $117.8 million versus $110.5 million for the same period in 1999, an increase of $7.3 million, or 6.6%. The increase in average interest-bearing deposits reflects the sales effort of the Company and increased market rates.

Since December 31, 1999, total loans have grown $6.3 million, or 7.2%, and investment securities decreased by $31,000, or 0.06%. Total deposits increased $8.1 million, or 5.4%, from December 31, 1999, to March 31, 2000. The excess funds generated from the deposit growth have been invested in loans and federal funds sold, which have grown from $0 at December 31, 1999, to $524,000 at March 31, 2000. Total interest-bearing deposits have grown $2.6 million, or 2.3%. Noninterest-bearing deposits have grown $5.4 million, or 16.6%, since December 31, 1999.

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


                                                                 For the Three Months Ended March 31,
                                           -----------------------------------------------------------------------------
                                                            2000                                      1999
                                           ------------------------------------     ------------------------------------
                                                      Interest    Average                      Interest    Average
                                           Average      and       Yield/            Average      and       Yield/
($ IN THOUSANDS)                           Balance    Dividends    Rate     Mix     Balance    Dividends    Rate     Mix
                                           -------    ---------    ----     ---     -------    ---------    ----     ---

Interest-earning assets:
         Loans                            $  90,055    $ 2,054     9.17%     60%   $  76,514    $ 1,746     9.25%     55%
         Investment and mortgage-
             backed securities               58,184        833     5.73%     38%      56,278        833     5.91%     41%
         Other interest-earning
             assets                           2,873         40     5.60%      2%       6,113         71     4.71%      4%
                                           --------    -------              ----   ---------    -------              ----
             Total interest-earning
                 assets                     151,112      2,927     7.79%    100%     138,905      2,650     7.74%    100%
                                                       -------              ====                -------              ====

Noninterest-earning assets                   13,471                                   18,891
                                          ---------                                ---------
             Total Assets                 $ 164,583                                $ 157,796
                                          =========                                =========

Interest-bearing liabilities:
         Demand, money market and
             NOW deposits                 $  35,328        281     3.20%     30%   $  30,308        194     2.60%     27%
         Savings                             16,510         87     2.12%     14%      16,533        100     2.45%     15%
         Certificates of deposit             65,954        836     5.10%     56%      63,613        766     4.88%     58%
         Other borrowings                     1,130         17     6.05%      0%          --         --     0.00%      0%
                                          ---------    -------              ----   ---------    -------              ----
             Total interest-bearing
                 liabilities              $ 118,922      1,221     4.13%    100%   $ 110,454      1,060     3.89%    100%
                                          =========    -------              ====   =========    -------              ====

Interest rate spread                                               3.66%                                    3.85%

Net interest margin                                    $ 1,706     4.54%                        $ 1,590     4.64%
                                                       =======                                  =======

         Interest-bearing deposits        $ 117,792    $ 1,204     4.11%     77%   $ 110,454    $ 1,060     3.89%     79%
         Noninterest-bearing deposits        34,988         --     0.00%     23%      29,921         --     0.00%     21%
                                          ---------    -------              ----   ---------                         ----
             Total deposits               $ 152,780    $ 1,204     3.17%    100%   $ 140,375    $ 1,060     3.06%    100%
                                          =========    =======              ====   =========    =======              ====

         Demand, money market and
             NOW deposits                 $  35,328    $   281     3.20%     50%   $  30,308    $   194     2.60%     50%
         Noninterest-bearing deposits        34,988         --     0.00%     50%      29,921         --     0.00%     50%
                                          ---------    -------              ----   ---------    -------              ----
             Total transaction
                 deposit accounts         $  70,316    $   281     1.61%    100%   $  60,229    $   194     1.31%    100%
                                          =========    =======              ====   =========    =======              ====

Ratio of average interest-earning
    assets to average interest-bearing
    liabilities                              127.07%                                  125.76%
                                          =========                                =========

Loan Portfolio

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

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

At March 31, 2000, the Company had 41 loans classified as substandard, doubtful, or loss totaling $1.371 million compared to $2.424 million at March 31, 1999.

Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the provision when management believes that the collectibility of the principal is unlikely. The provision is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, current anticipated economic conditions that may affect the borrower's ability to pay and other information. While management uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

At March 31, 2000, the allowance for credit losses amounted to $1,205,000, or 1.27% of outstanding loans. At December 31, 1999, the allowance for credit losses amounted to $1,214,000, or 1.37% of outstanding loans. Other real estate owned decreased $24,000 to $283,000 at March 31, 2000, as compared to $307,000 at December 31, 1999.


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

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, management reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company's cumulative one-year gap at March 31, 2000, was a negative .30% of assets. This falls outside the Company's policy of a cumulative one-year gap range of negative 25% to positive 25%. Management does not believe any action is required at this time.

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $2.9 million in the first three months of 2000 as compared to $6.1 million in the same period of 1999. At March 31, 2000, and December 31, 1999, short-term investments totaled $524,000 and $0, respectively. These funds are used as a source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis. The Company also has borrowing lines in place in order to meet funding requirements as necessary.

Management regularly reviews the liquidity position of the Company and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Deposits and Other Sources of Funds In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

Deposits. Deposits, which exclude all certificates of deposit of $100,000 or more and public fund certificates of deposit of under $100,000, can serve as a relatively stable funding source for the Company's loan portfolio and other earning assets. Such deposits were $148.3 million at March 31, 2000, and $138.0 million at December 31, 1999. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. This base includes noninterest-bearing deposits of $38.1 million at March 31, 2000 compared to $32.6 million at March 31, 1999.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions fund their balance sheets in part through large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits at this time.

The Company uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At March 31, 2000, the Company had commitments to originate loans totaling $6.2 million, and had issued but unused letters of credit of $74,000 for the same period. In addition, scheduled maturities of certificates of deposit during the twelve months following March 31, 2000, totaled $50.3 million. Management believes commitments will be funded within twelve months. The Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment, if desired.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2000, as reflected in the following table.

The following table sets forth the Company's regulatory capital position (dollars in thousands):


                                                         Actual                      Minimum                Well-Capitalized
                                                 Amount             %        Amount             %       Amount              %
                                                -------           ------     ------           -----     ------           ------
Total Capital (to Risk-Weighted Assets)         $10,824           12.44%     $6,964           8.00%     $8,704           10.00%
Tier I Capital (to Risk-Weighted Assets)        $ 9,736           11.19%     $3,481           4.00%     $5,221            6.00%
Tier I Capital (to Average Assets)              $ 9,736            5.93%     $6,576           4.00%     $8,211            5.00%

The following table sets forth Big Lake National Bank's regulatory capital position (dollars in thousands):


                                                         Actual                      Minimum                Well-Capitalized
                                                 Amount             %        Amount             %       Amount              %
                                                -------           ------     ------           -----     ------           ------
Total Capital (to Risk-Weighted Assets)         $10,083           11.60%     $6,953           8.00%     $8,693           10.00%
Tier I Capital (to Risk-Weighted Assets)        $ 8,997           10.35%     $3,477           4.00%     $5,217            6.00%
Tier I Capital (to Average Assets)              $ 8,997            5.54%     $6,497           4.00%     $8,132            5.00%

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY



PART II: OTHER INFORMATION

         Item 1.     Legal Proceedings.
                     None.

         Item 2.     Changes in Securities.
                     None.

         Item 3.     Defaults upon Senior Securities.
                     None.

                     Item 4. Submission of Matters to a Vote of Security Holders. An Annual Meeting of Shareholders was held on March 16, 2000. At that meeting, a majority of the shareholders of record voted to elect Robert Coker, for 371,367, against 71, abstained 8,694, Curtis Fry, for 369,998, against 9,950, abstained 184 and Thomas Smith, for 379,764, against 70, abstained 328 to serve until the Annual Meeting of Shareholders in 2003 and Joe Mullins, for 379,616, against 188 and abstained 328 to serve until the Annual Meeting of Shareholders in 2001, and to transact such other or further business as may properly come before the 2000 Annual Meeting and any adjournment or postponement thereof.

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



                                                 Big Lake Financial Corporation




Date: May 10, 2000                               /s/ Joe G. Mullins
     -------------                               ------------------------------
                                                 Joe G. Mullins
                                                 Executive Vice President and
                                                 Chief Administrative Officer



Date: May 10, 2000                               /s/ Anita DeWitt
     -------------                               ------------------------------
                                                 Anita DeWitt
                                                 Treasurer