Form 10QSB
period 2000-06-30
BIG LAKE FINANCIAL CORP
filed 2000-08-10
CIK 789561

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                      ------------------------------------


                                  FORM 10-QSB


                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000
                        Commission File Number 333-30779


                      ------------------------------------


                         BIG LAKE FINANCIAL CORPORATION
                         ------------------------------
             (Exact Name of registrant as specified in its charter)


          Florida                                              59-2613321
          -------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


        1409 S. Parrott Avenue
          Okeechobee, Florida                                    34974
        -----------------------                                  -----
(Address of Principal Executive Offices)                       (Zip Code)


                      ------------------------------------


                                 (863) 467-4663
                                 --------------
              (Registrant's telephone number including area code)


                      ------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

     Class                                   Outstanding as of August 10, 2000
--------------                               ---------------------------------
Common Stock                                              524,201
Par Value $0.01 per share



===============================================================================

                         BIG LAKE FINANCIAL CORPORATION

               FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX


                                                                                                     PAGE
                                                                                                   NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS                                                                    3

PART I:  FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS:
                  Consolidated Condensed Balance Sheets as of June 30, 2000
                  (Unaudited) and December 31, 1999                                                  4

                  Consolidated Statements of Operations and Comprehensive Income
                  for the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)              5

                  Consolidated Condensed Statements of Cash Flows for the Three and Six Months
                  Ended June 30, 2000 and 1999 (Unaudited)                                           6

                  Consolidated Statement of Changes in Stockholders' Equity
                  for the Six Months Ended June 30, 2000 (Unaudited)                                 7

                  Notes to Consolidated Financial Statements (Unaudited)                             8

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                         12

PART II:  OTHER INFORMATION                                                                         19

SIGNATURES                                                                                          20


                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
Big Lake Financial Corporation and Subsidiary
Okeechobee, Florida

We have reviewed the accompanying consolidated condensed balance sheets of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary, Big Lake National Bank (the "Bank"), as of June 30 2000, and the related consolidated statements of operations and comprehensive income and consolidated condensed statements of cash flows for the three and six months periods ended June 30, 2000 and 1999 and the related consolidated statement of changes in stockholders' equity for the six month period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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

Based upon our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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



STEVENS, SPARKS & COMPANY, P.A.
Jacksonville, Florida
August 10, 2000

PART I:  FINANCIAL INFORMATION
         ITEM 1:  FINANCIAL STATEMENTS

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in Thousands Except Per Share Data)


                                                               June 30, 2000
                                                                (Unaudited)    December 31, 1999*
                                                                 ---------     ------------------
ASSETS
Cash and due from banks                                          $   9,058         $   9,521
Federal funds sold                                                      60                --
                                                                 ---------         ---------
        Total cash and cash equivalents                              9,118             9,521
Securities available-for-sale at fair value                         54,638            54,537
Securities held-to-maturity (market value
     of $1,448 for 2000 and $1,469 for 1999)                         1,523             1,573
Loans receivable less allowance for credit losses                  100,431            87,134
Facilities                                                           3,146             3,068
Deferred income taxes                                                1,599             1,528
Intangible assets                                                    2,014             2,151
Other assets                                                         1,636             2,403
                                                                 ---------         ---------

              TOTAL                                              $ 174,105         $ 161,915
                                                                 =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                      $  35,343         $  32,643
        Interest-bearing                                           121,213           115,810
                                                                 ---------         ---------

              Total deposits                                       156,556           148,453

Other borrowings                                                     5,164             2,157
Accounts payable and other liabilities                               1,490             1,118
                                                                 ---------         ---------

              Total liabilities                                    163,210           151,728
                                                                 ---------         ---------

Commitments and contingencies                                           --                --
                                                                 ---------         ---------

Stockholders' equity:
        Common stock                                                     5                 5
        Additional paid-in capital                                   7,974             7,499
        Retained earnings                                            4,178             4,007
        Accumulated other comprehensive income:
              Net unrealized holding losses on securities           (1,262)           (1,324)
                                                                 ---------         ---------

              Total stockholders' equity                            10,895            10,187
                                                                 ---------         ---------

              TOTAL                                              $ 174,105         $ 161,915
                                                                 =========         =========

Book value per common share                                      $   20.78         $   20.16
                                                                 =========         =========

Common shares outstanding, adjusted for stock dividends            524,201           505,199
                                                                 =========         =========


* Condensed from December 31, 1999, audited balance sheet



The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                          For the Three Months              For the Six Months
                                                                             Ended June 30,                   Ended June 30,
                                                                       -------------------------         -------------------------
                                                                         2000            1999              2000             1999
                                                                       --------        ---------         --------        ---------

Interest and fees on loans                                             $  2,280        $   1,757         $  4,334        $   3,503
Interest and dividend income from investment securities                     833              852            1,666            1,685
Other interest income                                                         8               75               48              146
                                                                       --------        ---------         --------        ---------

         Total interest income                                            3,121            2,684            6,048            5,334

Interest expense on deposits and other                                    1,275            1,063            2,496            2,133
                                                                       --------        ---------         --------        ---------

         Net interest income before provision for credit losses           1,846            1,621            3,552            3,201

Provision for credit losses                                                  90               60              150              100
                                                                       --------        ---------         --------        ---------

         Net interest income                                              1,756            1,561            3,402            3,101
                                                                       --------        ---------         --------        ---------

Service charges on deposit accounts                                         310              306              670              607
Other fees for customer service and other income                             84               77               88              194
                                                                       --------        ---------         --------        ---------

         Total other income                                                 394              383              758              801
                                                                       --------        ---------         --------        ---------

Other expenses:
     Salaries and employee benefits                                         822              748            1,646            1,498
     Expenses of bank premises and fixed assets                             240              212              473              430
     Other operating expenses                                               561              616            1,240            1,182
                                                                       --------        ---------         --------        ---------

         Total other expenses                                             1,623            1,576            3,359            3,110
                                                                       --------        ---------         --------        ---------

Income before provision for income taxes                                    527              368              801              792

Provision for income taxes                                                  189              131              311              282
                                                                       --------        ---------         --------        ---------

Net income                                                                  338              237              490              510

Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during period                 11             (466)              62             (750)
                                                                       --------        ---------         --------        ---------

Comprehensive income                                                   $    349        $    (229)        $    552        $    (240)
                                                                       ========        =========         ========        =========


Earnings per share
     Basic                                                             $   0.64        $    0.46         $   0.94        $    0.99
                                                                       ========        =========         ========        =========
     Diluted                                                           $   0.64        $    0.45         $   0.93        $    0.97
                                                                       ========        =========         ========        =========

Weighted average common shares outstanding during period
     Basic                                                              524,201          514,406          523,358          514,406
                                                                       ========        =========         ========        =========
     Diluted                                                            528,859          523,931          528,016          523,931
                                                                       ========        =========         ========        =========




The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                   BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                    For the Three Months              For the Six Months
                                                                       Ended June 30,                   Ended June 30,
                                                                 -------------------------         -------------------------
                                                                   2000             1999             2000             1999
                                                                 --------         --------         --------         --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 $  1,761         $    271         $  2,162         $   (548)
                                                                 --------         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in:
         Investment securities                                        (20)           2,675              (51)           2,160
         Loans                                                     (7,006)          (1,801)         (13,297)          (4,135)
         Other real estate                                            248              (59)             272               19
     Purchases of premises and equipment, net                        (119)             (52)            (251)             (83)
                                                                 --------         --------         --------         --------

         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          (6,897)             763          (13,327)          (2,039)
                                                                 --------         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                               47           (1,768)           8,103            5,355
     Proceeds from and (repayment) of other borrowings              3,684             (388)           2,619             (113)
     Stock options exercised                                           --               --               47               --
     Cash paid in lieu of fractional shares                             1               (7)              (7)             (13)
                                                                 --------         --------         --------         --------

         NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES                        3,732           (2,163)          10,762            5,229
                                                                 --------         --------         --------         --------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,404)          (1,129)            (403)           2,642

CASH AND CASH EQUIVALENTS AT
             BEGINNING OF THE PERIOD                               10,522           11,547            9,521            7,776
                                                                 --------         --------         --------         --------

CASH AND CASH EQUIVALENTS AT
            END OF PERIOD                                        $  9,118         $ 10,418         $  9,118         $ 10,418
                                                                 ========         ========         ========         ========




The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                                        Net
                                                                                                    Unrealized
                                                                       Additional                     Holding           Total
                                                   Common Stock         Paid-in       Retained       Losses on       Stockholders'
                                               Shares       Amount      Capital       Earnings       Securities          Equity
                                               -------      ------     ----------     -------       -----------      -------------
                                                                           (Dollars In Thousands)

Balance, December 31, 1999                     505,199        $5        $7,499        $ 4,007         $(1,324)        $ 10,187

Stock dividend declared                         12,472         -           312           (312)             --               --
Options exercised                                6,530         -           163             --              --              163
Cash paid in lieu of fractional shares              --         -            --             (7)             --               (7)
Comprehensive income:
     Net income                                     --         -            --            490              --
     Net change in net unrealized
        holding gains on securities                 --         -            --             --              62

              Total comprehensive income            --         -            --             --              --              552
                                               -------        --        ------        -------         -------         --------

Balance, June 30, 2000                         524,201        $5        $7,974        $ 4,178         $(1,262)        $ 10,895
                                               =======        ==        ======        =======         =======         ========




The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2000


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary Big Lake National Bank (the "Bank"). The consolidated financial statements for the three and six months ended June 30, 2000 and 1999, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods of 2000 are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1999 Annual Report to Stockholders and are incorporated herein by reference.


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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.


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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2000


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


NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 2 above, the Company declared a 2.5% stock dividend. The average number of shares and dilutive potential shares have been restated for the stock dividend. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three and six months ended June 30, 2000 and 1999 (in thousands except per share data).


                                                     For the Three Months Ended       For the Six Months Ended
                                                               June 30,                       June 30,
                                                           2000      1999                  2000      1999
                                                           ----      ----                  ----      ----
                                                                (In thousands except per share data)

Basic EPS computation:
    Numerator - Net income                                $ 338     $ 237                 $ 490     $ 510
    Denominator - Weighted average shares outstanding       524       514                   524       514
                                                          -----     -----                 -----     -----

    Basic EPS                                             $0.64     $0.46                 $0.94     $0.99
                                                          =====     =====                 =====     =====

Diluted EPS computation:
    Numerator - Net income                                $ 338     $ 237                 $ 490     $ 510
                                                          -----     -----                 -----     -----
    Denominator - Weighted average shares outstanding       524       514                   524       514
    Stock options                                             5        10                     4        10
                                                          -----     -----                 -----     -----

                                                            529       524                   528       524
                                                          -----     -----                 -----     -----

    Diluted EPS                                           $0.64     $0.45                 $0.93     $0.97
                                                          =====     =====                 =====     =====


                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2000


NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities were as follows (dollars in thousands):

                                              June 30, 2000               December 31, 1999
                                         ------------------------      ------------------------
                                                        Estimated                     Estimated
                                         Amortized        Fair         Amortized        Fair
                                           Cost           Value          Cost           Value
                                          -------        -------        -------        -------

Securities available-for-sale:
     U.S. Government agencies             $56,543        $54,520        $56,542        $54,419
     Other                                    118            118            118            118
                                          -------        -------        -------        -------

                                          $56,661        $54,638        $56,660        $54,537
                                          =======        =======        =======        =======



                                                        Estimated                     Estimated
                                         Amortized        Fair         Amortized        Fair
                                           Cost           Value          Cost           Value
                                          -------        -------        -------        -------

Securities to be held-to-maturity:
     State and municipal                  $ 1,523        $ 1,448        $ 1,573        $ 1,469
                                          =======        =======        =======        =======




NOTE 5 - LOANS

Loans consisted of (dollars in thousands):


                                                      June 30,        December 31,
                                                        2000              1999
                                                     ---------         --------

Real estate                                          $  81,828         $ 72,365
Consumer and other loans                                10,286            8,869
Commercial and agricultural                              9,742            7,414
                                                     ---------         --------
    Total loans, gross                                 101,856           88,648
Unearned income and deferred fees and credits             (240)            (300)
Allowance for credit losses                             (1,185)          (1,214)
                                                     ---------         --------
    Net loans                                        $ 100,431         $ 87,134
                                                     =========         ========


                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2000


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


                                            For the Six Months    For the Twelve Months
                                               Ended June 30,      Ended December 31,
                                                   2000                  1999
                                                 -------               -------

Balance, beginning of period                     $ 1,214               $ 1,277
Recoveries                                            19                    35
Charge offs                                         (198)                 (318)
Provision charged to expense                         150                   220
                                                 -------               -------

Balance, end of period                           $ 1,185               $ 1,214
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

Financial instruments at June 30, 2000, consisted of commitments to extend credit approximating $8.6 million and letters of credit of $74,000.

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

The Company is a bank holding company with consolidated assets of $174.1 million at June 30, 2000. Since December 31, 1999, the Company's total assets have grown $12.2 million from $161.9 million, an increase of 7.5%. During the same period, net loans have grown by $13.3 million from $87.1 million to $100.4 million, an increase of 15.3%.

Net income was $338,000 and $490,000 for the three and six months ended June 30, 2000, respectively, compared with $237,000 and $510,000 for the same periods in 1999, an increase of $101,000, or 42.6%, for the three months ended and a decrease of $20,000 or 3.9% for the six months ended June 30, 2000. The increase in net income for the three month period is due to increased loan volume and associated loan fee income. The decrease for the six month period is primarily due to increased cost of funding the loan growth and a nonrecurring reimbursement of expenses during the six-month period of 1999.


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

                             RESULTS OF OPERATIONS

General

Net earnings for the three months ended June 30, 2000, were $338,000 or $0.64 per share, compared to net earnings of $237,000, or $0.46 per share, for the three months ended June 30, 1999. The increase in net earnings was primarily due to an increase in loan fees and interest of 29.8%, while interest expense on deposits and other borrowings increased only 19.9%.


Net Interest Income

Interest income increased by $437,000 from $2,684,000 and $714,000 from $5,334,000 for the three and six months ended June 30, 1999, respectively, to $3,121,000 and $6,048,000 for the three and six months ended June 30, 2000, respectively. Interest and fee income on loans increased $831,000 due to an increase in the average loan portfolio balance from $78.7 million for the six months ended June 30, 1999, to $94.2 million for the comparable 2000 period. Average yields on loans improved to 9.25% in 2000 versus 8.68% in 1999. Interest on investment securities remained stable at $1.7 million with a slight decrease in the average balance of the portfolio from $58.9 million in 1999 to $58.2 million in 2000. The average yield on the investment securities portfolio decreased slightly to 5.73% at June 30, 2000, from 5.77% in the same period in 1999. Interest on other interest-earning assets decreased $98,000 due to a decrease of $4.6 million in average other interest-earning assets for the quarter ended June 30, 2000, as compared with the same period in 1999. Strong loan growth during the first six months of 2000 and interest rate increases by the Federal Reserve Bank, contributed to the overall rise in the average yield on total interest-earning assets from 7.32% in 1999 to 7.89% in 2000.

Interest expense increased to $1,275,000 and 2,496,000 for the three and six months ended June 30, 2000, respectively, from $1,063,000 and $2,133,000 for the three and six months ended June 30, 1999, respectively. This increase was primarily due to growth in average interest-bearing liabilities from $112.4 million for the six months ended June 30, 1999, to $120.1 million for the comparable 2000 period. The majority of growth is related to selling competitive products, an emphasis on cross-selling products and limited periodic rate specials on certificates of deposits to attract new clients. The average rate paid on interest-bearing liabilities increased 39 basis points. This rise was primarily attributed to rising interest rates in the market for rates paid on deposits and other borrowings.

The net interest margin for the six months ended June 30, 2000, was 4.64% as compared with 4.36% for the same period in 1999. This rise was primarily attributable to a rising rate environment, increased loan volume, increased competition for loans and funds in the market, and asset/liability management by the bank's management team.


Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. This level is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions, as they relate to the Company's market area, as well as other factors relating to the collectibility of the Company's loan portfolio. For the six months ended June 30, 2000, loan charge-offs were $198,000 compared to $177,000 for the same period in 1999. This is due to seasoning of the loan portfolio and changing economic conditions. For the six months ended June 30, 2000, loan recoveries were $19,000 compared to $20,000 for the same period in 1999. The provision for the three and six months ended June 30, 2000, was $90,000 and $150,000, respectively, as compared with $60,000 and $100,000 for the three and six months ended June 30, 1999, respectively.


Other Income

Total other income increased $11,000, or 2.9% and declined $43,000 or 5.4% for the three and six months ended June 30, 2000, respectively, compared to 1999. This is due to reimbursement of expenses in 1999 that were charged in the prior period. Deposit service charges increased $4,000 or 1.3% and $63,000 or 10.4% for the three and six months ended June 30, 2000, respectively, compared to the same period in 1999. This increase is attributable to an increased deposit base and management's efforts to sell products that are competitive and innovative to expand as the customers' needs change.

Other Expense

Total other expense increased $47,000, or 3.0% and $249,000 or 8.0%, for the three and six months ended June 30, 2000, respectively, compared to 1999, reflecting the overall growth of the Bank. Annualized operating expenses were 3.90% and 4.03% of average assets for the three and six months ended June 30, 2000, respectively, versus 4.09% and 4.06%, respectively for the comparable period in 1999. The improvement is related to increased average assets combined with ongoing control of operating expenses and infrastructure improvements as the Company grows beyond the year 2000.


                              FINANCIAL CONDITION

Average total loans for the six months ended June 30, 2000, were $94.2 million versus $78.7 million for the same period in 1999, an increase of $15.5 million, or 19.7%. Total average interest-bearing liabilities for the six months ended June 30, 2000, were $120.1 million versus $112.4 million for the same period in 1999, an increase of $7.7 million, or 6.9%. The increase in average interest-bearing liabilities reflects the sales effort of the Company and increased market rates.

Since December 31, 1999, total loans have grown $13.3 million, or 15.3%, and investment securities increased by $51,000, or 0.09%. Total deposits increased $8.1 million, or 5.5%, from December 31, 1999, to June 30, 2000. The excess funds generated from the deposit growth have been invested in loans and federal funds sold, which have grown from $0 at December 31, 1999, to $60,000 at June 30, 2000. Total interest-bearing deposits have grown $5.4 million, or 4.7% during the first six months of 2000. Noninterest-bearing deposits have grown $2.7 million, or 8.3%, since December 31, 1999.

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


                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                    -----------------------------------------------------------------------------------
                                                     2000                                        1999
                                    --------------------------------------     ----------------------------------------
                                               INTEREST     AVERAGE                       INTEREST    AVERAGE
                                    AVERAGE       AND        YIELD/            AVERAGE       AND       YIELD/
($ in thousands)                    BALANCE    DIVIDENDS      RATE    MIX      BALANCE    DIVIDENDS     RATE       MIX
                                    --------    ------      -------   ----     --------    ------     -------      ----

Interest-earning assets:
      Loans                         $ 94,206    $4,334       9.25%     61%     $ 78,732    $3,390      8.68%        55%
      Investment and mortgage-
          backed securities           58,184     1,666       5.73%     38%       58,932     1,685      5.77%        41%
      Other interest-earning
          assets                       1,679        48       5.75%      1%        6,229       146      4.73%         4%
                                    --------    ------                ---      --------    ------                  ---

          Total interest-earning
             assets                  154,069     6,048       7.89%    100%      143,893     5,221      7.32%       100%
                                                ======                ===                  ======                  ===


Noninterest -earning assets           12,402                                     10,559
                                    --------                                   --------
      Total assets                  $166,471                                   $154,452
                                    ========                                   ========

Interest-bearing liabilities:
      Demand, money market and
          NOW deposits              $ 36,222       577       3.20%     30%     $ 31,130       403      2.61%        28%
      Savings                         16,719       176       2.12%     14%       17,890       202      2.28%        16%
      Certificates of deposit         65,368     1,691       5.20%     55%       63,376     1,508      4.80%        56%
      Other borrowings                 1,761        52       5.94%      1%           --        --      0.00%         0%
                                    --------    ------                ---      --------    ------                  ---

Total interest-bearing
   liabilities                      $120,070     2,496       4.18%    100%     $112,396     2,113      3.79%       100%
                                    ========    ======                ===      ========    ======                  ===

Interest rate spread                                         3.71%                                     3.53%

Net interest margin                             $3,552       4.64%                         $3,108      4.36%
                                                ======                                     ======


Interest-bearing deposits           $118,309    $2,444       4.15%     78%     $112,396    $2,113      3.79%        78%
Noninterest-bearing deposits          33,930        --       0.00%     22%       31,364        --      0.00%        22%
                                    --------    ------                ---      --------    ------                  ---

    Total deposits                  $152,239    $2,444       3.23%    100%     $143,760    $2,113      2.96%       100%
                                    ========    ======                ===      ========    ======                  ===


Demand, money market and
    NOW deposits                    $ 36,222    $  577       3.20%     52%     $ 31,130    $  403      2.61%        50%
Noninterest-bearing deposits          33,930        --       0.00%     48%       31,364        --      0.00%        50%
                                    --------    ------                ---      --------    ------                  ---


          Total transaction
             deposit accounts       $ 70,152    $  577       1.65%    100%     $ 62,494    $  403      1.30%       100%
                                    ========    ======                ===      ========    ======                  ===



Ratio of average interest-earning
      assets to average interest-
      bearing liabilities           128.32%                                      128.02%
                                    ========                                    ========


Loan Portfolio

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of factors, including assumptions about future events, which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

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

At June 30, 2000, the Company had 41 loans classified as substandard, doubtful, or loss totaling $1.4 million compared to $2.4 million at June 30, 1999.

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

At June 30, 2000, the allowance for credit losses amounted to $1,185,000, or 1.17% of outstanding loans. At December 31, 1999, the allowance for credit losses amounted to $1,214,000, or 1.37% of outstanding loans. Other real estate owned decreased $272,000 to $35,000 at June 30, 2000, as compared to $307,000 at December 31, 1999.


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

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, management reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company's cumulative one-year gap at June 30, 2000, was a negative .34% of assets. This falls outside the Company's policy of a cumulative one-year gap range of negative 25% to positive 25%. Management does not believe any action was required as of June 30, 2000.

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $1.7 million in the first six months of 2000 as compared to $6.2 million in the same period of 1999. At June 30, 2000, and December 31, 1999, short-term investments totaled $60,000 and $0, respectively. These funds are used as a source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis. The Company also has borrowing lines in place in order to meet funding requirements as necessary.

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

Deposits. Deposits, which exclude all certificates of deposit of $100,000 or more and public fund certificates of deposit of under $100,000, can serve as a relatively stable funding source for the Company's loan portfolio and other earning assets. Such deposits were $146.4 million at June 30, 2000, and $138.0 million at December 31, 1999. This includes noninterest-bearing deposits of $35.3 million at June 30, 2000, compared to $32.6 million at June 30, 1999.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions fund their balance sheets in part through large certificates of deposit obtained through brokers. These brokered deposits can be generally expensive and unreliable as long-term funding sources. The Company does not accept brokered deposits at this time.

The Company uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 2000, the Company had commitments to originate loans totaling $8.6 million, and had issued but unused letters of credit of $74,000 for the same period. In addition, scheduled maturities of certificates of deposit during the twelve months following June 30, 2000, totaled $54.0 million. Management believes commitments will be funded within twelve months. The Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment, if desired.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2000, as reflected in the following table.

The following table sets forth the Company's regulatory capital position (dollars in thousands):

                                                           Actual                Minimum          Well-Capitalized
                                                     Amount        %        Amount       %       Amount        %
                                                    --------      ----     -------      ----     -------      ----

Total Capital (to Risk-Weighted Assets)             $ 11,307     12.14%    $ 7,447      8.00%    $ 9,307     10.00%
Tier I Capital (to Risk-Weighted Assets)            $ 10,143     10.89%    $ 3,733      4.00%    $ 5,593      6.00%
Tier I Capital (to Average Assets)                  $ 10,143      6.09%    $ 6,653      4.00%    $ 8,343      5.00%



The following table sets forth the Bank's regulatory capital position (dollars in thousands):


                                                           Actual                Minimum          Well-Capitalized
                                                     Amount        %        Amount       %        Amount       %
                                                    --------      ----     -------      ----     -------      ----

Total Capital (to Risk-Weighted Assets)             $ 10,570     11.36%    $ 7,445      8.00%    $ 9,305     10.00%
Tier I Capital (to Risk-Weighted Assets)            $  9,407     10.11%    $ 3,722      4.00%    $ 5,587      6.00%
Tier I Capital (to Average Assets)                  $  9,407      5.72%    $ 6,577      4.00%    $ 8,227      5.00%


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



                                                Big Lake Financial Corporation




Date:  August 10, 2000                          /s/ Joe G. Mullins
     -------------------------------            ------------------------------
                                                Joe G. Mullins
                                                Executive Vice President and
                                                Chief Administrative Officer



Date: August 10, 2000                           /s/ Anita DeWitt
     ------------------------------             ------------------------------
                                                Anita DeWitt
                                                Treasurer