Form 10QSB
period 2000-09-30
BIG LAKE FINANCIAL CORP
filed 2000-11-13
CIK 789561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2000
                        Commission File Number 333-30779

                        --------------------------------


                         BIG LAKE FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

           FLORIDA                                                59-2613321
-------------------------------                               -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


         1409 S. PARROTT AVENUE
           OKEECHOBEE, FLORIDA                                   34974
----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)


                                 (863) 467-4663
               ---------------------------------------------------
               (Registrant's telephone number including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

     CLASS                               OUTSTANDING AS OF NOVEMBER 6, 2000
--------------                           ----------------------------------
Common Stock                                          524,201
Par Value $0.01 per share

                         BIG LAKE FINANCIAL CORPORATION

             FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
REPORT OF INDEPENDENT ACCOUNTANTS                                                                         3

PART I:  FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS:

                  Consolidated Condensed Balance Sheets as of September 30, 2000
                  (Unaudited) and December 31, 1999                                                       4

                  Consolidated Statements of Operations and Comprehensive Income
                  for the Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)             5

                  Consolidated Condensed Statements of Cash Flows for the Three and Nine Months
                  Ended September 30, 2000 and 1999 (Unaudited)                                           6

                  Consolidated Statement of Changes in Stockholders' Equity for the
                  Nine Months Ended September 30, 2000 (Unaudited)                                        7

                  Notes to Consolidated Financial Statements (Unaudited)                                  8

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                               12

PART II:  OTHER INFORMATION                                                                               19

SIGNATURES                                                                                                20




                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Big Lake Financial Corporation and Subsidiary
Okeechobee, Florida

We have reviewed the accompanying consolidated condensed balance sheet of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary, Big Lake National Bank (the "Bank"), as of September 30, 2000, and the related consolidated statements of operations and comprehensive income and consolidated condensed statements of cash flows for the three and nine months ended September 30, 2000 and 1999, and the related consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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

STEVENS, SPARKS & COMPANY, P.A.
Jacksonville, Florida
November 6, 2000

PART I:  FINANCIAL INFORMATION
     ITEM 1:  FINANCIAL STATEMENTS

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                    SEPTEMBER 30, 2000
                                                                        (UNAUDITED)         DECEMBER 31, 1999
                                                                     ------------------     -----------------
ASSETS
Cash and due from banks                                              $      7,774             $      9,521
Federal funds sold                                                             --                       --
                                                                     ------------             ------------
        Total cash and cash equivalents                                     7,774                    9,521
Securities available-for-sale at fair value                                55,320                   54,537
Securities held-to-maturity (market value
     of $1,479 for 2000 and $1,469 for 1999)                                1,522                    1,573
Loans receivable less allowance for credit losses                         104,266                   87,134
Facilities                                                                  3,076                    3,068
Deferred income taxes                                                       1,326                    1,528
Intangible assets                                                           1,945                    2,151
Other assets                                                                1,902                    2,403
                                                                     ------------             ------------
              TOTAL                                                  $    177,131             $    161,915
                                                                     ============             ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                          $     32,573             $     32,643
        Interest-bearing                                                  119,847                  115,810
                                                                     ------------             ------------
              Total deposits                                              152,420                  148,453

Other borrowings                                                           11,582                    2,157
Accounts payable and other liabilities                                      1,470                    1,118
                                                                     ------------             ------------
              Total liabilities                                           165,472                  151,728
                                                                     ------------             ------------
Commitments and contingencies                                                  --                       --
                                                                     ------------             ------------

Stockholders' equity:
        Common stock                                                            5                        5
        Additional paid-in capital                                          7,974                    7,499
        Retained earnings                                                   4,517                    4,007
        Accumulated other comprehensive income:
              Net unrealized holding losses on securities                    (837)                  (1,324)
                                                                     ------------             ------------
              Total stockholders' equity                                   11,659                   10,187
                                                                     ------------             ------------
              TOTAL                                                  $    177,131             $    161,915
                                                                     ============             ============
Book value per common share                                          $      22.24             $      20.16
                                                                     ============             ============
Common shares outstanding, adjusted for stock dividends                   524,201                  505,199
                                                                     ============             ============


     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                         FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                       -------------------------     --------------------------
                                                                           2000           1999            2000           1999
                                                                        ---------      ---------       ---------      ---------
Interest and fees on loans                                              $   2,478      $   1,869       $   6,812      $   5,372
Interest and dividend income from investment securities                       833            832           2,499          2,517
Other interest income                                                           1             36              49            182
                                                                        ---------      ---------       ---------      ---------
         Total interest income                                              3,312          2,737           9,360          8,071

Interest expense on deposits and other                                      1,499          1,093           3,995          3,226
                                                                        ---------      ---------       ---------      ---------
         Net interest income before provision for credit losses             1,813          1,644          5,365           4,845

Provision for credit losses                                                    90             60             240            160
                                                                        ---------      ---------       ---------      ---------
         Net interest income                                                1,723          1,584           5,125          4,685
                                                                        ---------      ---------       ---------      ---------
Service charges on deposit accounts                                           349            335           1,019            942
Other fees for customer service and other income                               49             56             137            250
                                                                        ---------      ---------       ---------      ---------
         Total other income                                                   398            391           1,156          1,192
                                                                        ---------      ---------       ---------      ---------
Other expenses:
     Salaries and employee benefits                                           826            762           2,472          2,260
     Expenses of bank premises and fixed assets                               243            245             716            675
     Other operating expenses                                                 532            568           1,772          1,750
                                                                        ---------      ---------       ---------      ---------
         Total other expenses                                               1,601          1,575           4,960          4,685
                                                                        ---------      ---------       ---------      ---------
Income before provision for income taxes                                      520            400           1,321          1,192

Provision for income taxes                                                    181            147             492            429
                                                                        ---------      ---------       ---------      ---------
Net income                                                                    339            253             829            763

Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during period                  425           (118)            487           (868)
                                                                        ---------      ---------       ---------      ---------
Comprehensive income                                                    $     764      $     135       $   1,316      $    (105)
                                                                        =========      =========       =========      =========

Earnings per share
     Basic                                                              $    0.65      $    0.49       $    1.58      $    1.48
                                                                        =========      =========       =========      =========
     Diluted                                                            $    0.64      $    0.48       $    1.57      $    1.45
                                                                        =========      =========       =========      =========

Weighted average common shares outstanding during period
     Basic                                                                524,201        514,406         523,640        514,406
                                                                        =========      =========       =========      =========
     Diluted                                                              528,859        526,064         528,298        526,064
                                                                        =========      =========       =========      =========



     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                             FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                            -----------------------       -----------------------
                                                              2000           1999           2000           1999
                                                            --------       --------       --------       --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            $    452       $    715       $  2,441       $   (157)
                                                            --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in:
         Investment securities                                  (681)           241           (732)         2,608
         Loans                                                (3,835)        (3,176)       (17,132)        (7,368)
         Other real estate                                       (20)            28            252             47
     Purchases of premises and equipment, net                     70            (27)            (8)            64
                                                            --------       --------       --------       --------
         NET CASH USED BY INVESTING ACTIVITIES                (4,466)        (2,934)       (17,620)        (4,649)
                                                            --------       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                      (4,136)          (154)         3,967          5,201
     Proceeds from and (repayment) of other borrowings         6,806             --          9,425           (113)
     Stock options exercised                                      --             --             47             --
     Cash paid in lieu of fractional shares                       --             --             (7)           (13)
                                                            --------       --------       --------       --------
         NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES                   2,670           (154)        13,432          5,075
                                                            --------       --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,344)        (2,373)        (1,747)           269

CASH AND CASH EQUIVALENTS AT
             BEGINNING OF THE PERIOD                           9,118         10,418          9,521          7,776
                                                            --------       --------       --------       --------
CASH AND CASH EQUIVALENTS AT
            END OF PERIOD                                   $  7,774       $  8,045       $  7,774       $  8,045
                                                            ========       ========       ========       ========


     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                        NET
                                                                                                      UNREALIZED
                                                  COMMON STOCK           ADDITIONAL                  HOLDING GAINS      TOTAL
                                               --------------------       PAID-IN       RETAINED      (LOSSES) ON   STOCKHOLDERS'
                                               SHARES        AMOUNT       CAPITAL       EARNINGS      SECURITIES       EQUITY
                                               ------        ------      ---------      --------     -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)
Balance, December 31, 1999                     505,199      $      5      $  7,499      $  4,007       $ (1,324)      $ 10,187

Stock dividend declared                         12,472            --           312          (312)            --             --

Options exercised                                6,530            --           163            --             --            163

Cash paid in lieu of fractional shares              --            --            --            (7)            --             (7)

Comprehensive income:

     Net income                                     --            --            --           829             --

     Net change in net unrealized
        holding gains on securities                 --            --            --            --            487

              Total comprehensive income            --            --            --            --             --          1,316
                                              --------      --------      --------      --------       --------       --------
Balance, September 30, 2000                    524,201      $      5      $  7,974      $  4,517       $   (837)      $ 11,659
                                              ========      ========      ========      ========       ========       ========




     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary Big Lake National Bank (the "Bank"). The consolidated financial statements for the three and nine months ended September 30, 2000 and 1999, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods of 2000 are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1999 Annual Report to Stockholders and are incorporated herein by reference.

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

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

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

NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 2 above, the Company declared a 2.5% stock dividend. The average number of shares and dilutive potential shares have been restated for the stock dividend. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three and nine months ended September 30, 2000 and 1999 (in thousands except per share data).

                                                            FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                            --------------------------   -------------------------
                                                                   2000        1999          2000        1999
                                                                --------    ---------     --------    ---------
     Basic EPS computation:
         Numerator - Net income                                    $  339       $  253       $  829       $  763
         Denominator - Weighted average shares outstanding            524          514          524          514
                                                                   ------       ------       ------       ------
         Basic EPS                                                 $ 0.65       $ 0.49       $ 1.58       $ 1.48
                                                                   ======       ======       ======       ======
     Diluted EPS computation:
         Numerator - Net income                                    $  339       $  253       $  829       $  763
                                                                   ------       ------       ------       ------
         Denominator - Weighted average shares outstanding            524          514          524          514
         Stock options                                                  5           12            4           12
                                                                   ------       ------       ------       ------
                                                                      529          526          528          526
                                                                   ------       ------       ------       ------
         Diluted EPS                                               $ 0.64       $ 0.48       $ 1.57       $ 1.45
                                                                   ======       ======       ======       ======

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities were as follows (dollars in thousands):

                                                          SEPTEMBER 30, 2000                DECEMBER 31, 1999
                                                     ---------------------------        ---------------------------
                                                                       ESTIMATED                         ESTIMATED
                                                      AMORTIZED          FAIR           AMORTIZED           FAIR
                                                        COST            VALUE              COST             VALUE
                                                     ---------         ---------        ---------         ---------
Securities available-for-sale:
     U.S. Government agencies                        $  56,544         $  55,202        $  56,542         $  54,419
     Other                                                 118               118              118               118
                                                     ---------         ---------        ---------         ---------
                                                     $  56,662         $  55,320        $  56,660         $  54,537
                                                     =========         =========        =========         =========



                                                                       ESTIMATED                         ESTIMATED
                                                      AMORTIZED          FAIR           AMORTIZED           FAIR
                                                        COST            VALUE              COST             VALUE
                                                     ---------         ---------        ---------         ---------
Securities to be held-to-maturity:
     State and municipal                            $    1,522        $    1,479      $     1,573        $    1,469
                                                    ==========        ==========      ===========        ==========



NOTE 5 - LOANS

Loans consisted of (dollars in thousands):

                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                  2000                  1999
                                                             -------------         -------------

      Real estate                                              $  85,824             $  72,365
      Consumer and other loans                                    10,816                 8,869
      Commercial and agricultural                                  9,120                 7,414
                                                               ---------             ---------
          Total loans, gross                                     105,760                88,648
      Unearned income and deferred fees and credits                 (215)                 (300)
      Allowance for credit losses                                 (1,279)               (1,214)
                                                               ---------             ---------
          Net loans                                            $ 104,266             $  87,134
                                                               =========             =========


                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

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

                                            FOR THE NINE MONTHS  FOR THE TWELVE MONTHS
                                            ENDED SEPTEMBER 30,   ENDED DECEMBER 31,
                                                  2000                 1999
                                            -------------------  --------------------
      Balance, beginning of period            $    1,214             $    1,277
      Recoveries                                      34                     35
      Charge offs                                   (209)                  (318)
      Provision charged to expense                   240                    220
                                              ----------             ----------

      Balance, end of period                  $    1,279             $    1,214
                                              ==========             ==========



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

Financial instruments at September 30, 2000, consisted of commitments to extend credit approximating $9.9 million and letters of credit of $69,000.

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

The Company is a bank holding company with consolidated assets of $177.1 million at September 30, 2000. Since December 31, 1999, the Company's total assets have grown $15.2 million from $161.9 million, an increase of 9.4%. During the same period, net loans have grown by $17.2 million from $87.1 million to $104.3 million, an increase of 19.7%.

Net income was $339,000 and $829,000 for the three and nine months ended September 30, 2000, respectively, compared with $253,000 and $763,000 for the same periods in 1999, an increase of $86,000, or 34.0%, for the three months ended and an increase of $66,000 or 8.7% for the nine months ended September 30, 2000. The increases in net income for the three- and nine-month periods are due to increased loan volume and associated loan fee income.

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

                              RESULTS OF OPERATIONS

GENERAL

Net earnings for the three months ended September 30, 2000, were $339,000 or $0.65 per share, compared to net earnings of $253,000, or $0.49 per share, for the three months ended September 30, 1999. The increase in net earnings was primarily due to increases in net interest income of 8.8% and loan fee income of 51.3% offset by modest increases in operating expenses.

NET INTEREST INCOME

Interest income increased by $575,000 from $2,737,000 and $1,289,000 from $8,071,000 for the three and nine months ended September 30, 1999, respectively, to $3,312,000 and $9,360,000 for the three and nine months ended September 30, 2000, respectively. Interest and fee income on loans increased $1,440,000 due to an increase in the average loan portfolio balance from $79.9 million for the nine months ended September 30, 1999, to $97.3 million for the comparable 2000 period. Average yields on loans improved to 9.35% in 2000 versus 8.99% in 1999. Interest on investment securities decreased $18,000 to $2,499,000 with a slight decrease in the average balance of the portfolio from $58.8 million in 1999 to $58.1 million in 2000. The average yield on the investment securities portfolio increased slightly to 5.73% at September 30, 2000, from 5.72% in the same period in 1999. Interest on other interest-earning assets decreased $133,000 due to a decrease of $3.9 million in average other interest-earning assets for the nine months ended September 30, 2000, as compared with the same period in 1999. Strong loan growth during the first nine months of 2000 and interest rate increases by the Federal Reserve Bank, contributed to the overall rise in the average yield on total interest-earning assets from 7.51% in 1999 to 7.98% in 2000.

Interest expense increased to $1,499,000 and 3,995,000 for the three and nine months ended September 30, 2000, respectively, from $1,093,000 and $3,226,000 for the three and nine months ended September 30, 1999, respectively. This increase was primarily due to growth in average interest-bearing liabilities from $113.4 million for the nine months ended September 30, 1999, to $122.8 million for the comparable 2000 period. The majority of growth is related to selling competitive products, an emphasis on cross-selling products and limited periodic rate specials on certificates of deposits to attract new clients. The average rate paid on interest-bearing liabilities increased 54 basis points. This rise was primarily attributed to rising interest rates in the market for rates paid on deposits and other borrowings.

The net interest margin for the nine months ended September 30, 2000, was 4.58% as compared with 4.51% for the same period in 1999. This rise was primarily attributable to a rising rate environment, increased loan volume, and asset/liability management by the Bank's management team.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. This level is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions, as they relate to the Company's market area, as well as other factors relating to the collectibility of the Company's loan portfolio. For the nine months ended September 30, 2000, loan charge-offs were $209,000 compared to $272,000 for the same period in 1999. As economic conditions change in the various markets charge-offs will occur. During 1999 the bank had more loans charged-off from the Clewiston National Bank merger of 1998. For the nine months ended September 30, 2000, loan recoveries were $34,000 compared to $32,000 for the same period in 1999. The provision for the three and nine months ended September 30, 2000, was $90,000 and $240,000, respectively, as compared with $60,000 and $160,000 for the three and nine months ended September 30, 1999, respectively.

OTHER INCOME

Total other income increased $7,000, or 1.8% and declined $36,000 or 3.0% for the three and nine months ended

September 30, 2000, respectively, compared to 1999. This is due to reimbursement of expenses in 1999 that were charged in the prior period. Deposit service charges increased $14,000 or 4.2% and $77,000 or 8.2% for the three and nine months ended September 30, 2000, respectively, compared to the same period in 1999. This increase is attributable to an increased deposit base and management's efforts to sell products that are competitive and innovative to expand as the customers' needs change.

OTHER EXPENSES

Total other expenses increased $26,000, or 1.7%, and $275,000 or 5.9%, for the three and nine months ended September 30, 2000, respectively, compared to 1999, reflecting the overall growth of the Bank. Annualized operating expenses were 3.80% and 3.93% of average assets for the three and nine months ended September 30, 2000, respectively, versus 4.07% and 4.03%, respectively, for the comparable period in 1999. The improvement is related to increased average assets combined with ongoing control of operating expenses and infrastructure improvements as the Company grows beyond the year 2000.

                               FINANCIAL CONDITION

Average total loans for the nine months ended September 30, 2000, were $97.3 million versus $79.9 million for the same period in 1999, an increase of $17.4 million, or 21.8%. Total average interest-bearing liabilities for the nine months ended September 30, 2000, were $122.8 million versus $113.4 million for the same period in 1999, an increase of $9.4 million, or 8.3%. The increase in average interest-bearing liabilities reflects the sales effort of the Company and increased market rates.

Since December 31, 1999, total loans have grown $17.2 million, or 19.5%, and investment securities increased by $732,000, or 1.3%. Total deposits increased $3.9 million, or 2.7%, from December 31, 1999, to September 30, 2000. The excess funds generated from the deposit growth have been invested in loans. Total interest-bearing deposits have grown $4.0 million, or 3.5%, during the first nine months of 2000. Noninterest-bearing deposits have declined $70,000, or .2%, since December 31, 1999.

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


                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                          ------------------------------------------------------------------------------------
                                                       2000                                        1999
                                          ---------------------------------------    -----------------------------------------
                                                      INTEREST    AVERAGE                         INTEREST   AVERAGE
                                          AVERAGE       AND       YIELD/              AVERAGE       AND       YIELD/
($ in thousands)                          BALANCE    DIVIDENDS     RATE      MIX      BALANCE    DIVIDENDS     RATE       MIX
                                          -------    ---------     ----      ---      -------    ---------     ----       ---
Interest-earning assets:
      Loans                               $ 97,303     $ 6,812       9.35%      62%     $ 79,875   $ 5,372       8.99%       56%
      Investment and mortgage-
          backed securities                 58,184       2,499       5.73%      37%       58,782     2,517       5.72%       41%
      Other interest-earning
          assets                             1,139          49       5.75%       1%        5,082       182       4.79%        3%
                                          --------     -------                  --      --------   -------                  ---
          Total interest-earning
             assets                        156,626       9,360       7.98%     100%      143,739     8,071       7.51%      100%
                                          --------     -------                 ===      --------   -------                  ===
Noninterest-earning assets                  11,723                                        11,008
                                          --------                                      --------
      Total assets                       $ 168,349                                     $ 154,747
                                          ========                                      ========
Interest-bearing liabilities:
      Demand, money market and
          NOW deposits                    $ 37,085         944       3.40%      30%     $ 31,487       629       2.67%       28%
      Savings                               16,482         269       2.18%      13%       17,646       296       2.24%       16%
      Certificates of deposit               65,558       2,604       5.31%      54%       63,649     2,272       4.77%       56%
      Other borrowings                       3,656         178       6.50%       3%          573        29       6.77%        0%
                                          --------     -------                  --      --------   -------                  ---
          Total interest-bearing
             liabilities                 $ 122,781       3,995       4.35%     100%    $ 113,355     3,226       3.81%      100%
                                          --------     -------                 ===      --------   -------                  ===
Interest rate spread                                                 3.64%                                       3.70%

Net interest margin                                    $ 5,365       4.58%                         $ 4,845       4.51%
                                                       =======                                     =======

      Interest-bearing deposits          $ 119,125     $ 3,817       4.28%      78%    $ 112,782   $ 3,197       3.79%       79%
      Noninterest-bearing deposits          34,490          --       0.00%      22%       30,613        --       0.00%       21%
                                          --------     -------                  --      --------   -------                  ---
          Total deposits                 $ 153,615     $ 3,817       3.32%     100%    $ 143,395   $ 3,197       2.98%      100%
                                          ========     =======                 ===      ========   =======                  ===

      Demand, money market and
          NOW deposits                    $ 37,085      $  944       3.40%      52%     $ 31,487     $ 629       2.67%       51%
      Noninterest-bearing deposits          34,490          --       0.00%      48%       30,613        --       0.00%       49%
                                          --------     -------                  --      --------   -------                  ---
          Total transaction
             deposit accounts             $ 71,575       $ 944       1.76%     100%     $ 62,100     $ 629       1.35%      100%
                                          ========     =======                 ===      ========   =======                  ===

Ratio of average interest-earning
      assets to average interest-bearing
      liabilities                           127.57%                                       126.80%
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

At September 30, 2000, the Company had 39 loans classified as substandard, doubtful, or loss totaling $1.5million compared to $2.4 million at September 30, 1999.

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

At September 30, 2000, the allowance for credit losses amounted to $1,279,000, or 1.21% of outstanding loans. At December 31, 1999, the allowance for credit losses amounted to $1,214,000, or 1.37% of outstanding loans. Other real estate owned decreased $252,000 to $55,000 at September 30, 2000, as compared to $307,000 at December 31, 1999.

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

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, management reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company's cumulative one-year gap at September 30, 2000, was a negative 34% of assets. This falls outside the Company's policy of a cumulative one-year gap range of negative 25% to positive 25%. Management does not believe any action was required as of September 30, 2000.

SHORT-TERM INVESTMENTS. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $1.1 million in the first nine months of 2000 as compared to $5.1 million in the same period of 1999. These funds are used as a source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis. The Company also has borrowing lines in place in order to meet funding requirements as necessary. At September 30, 2000, and December 31, 1999, the Bank had borrowed $13.6 million and 1 million, respectively, in the form of overnight Federal Funds purchased.

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

DEPOSITS. Deposits, which exclude all certificates of deposit of $100,000 or more and public fund certificates of deposit of under $100,000, can serve as a relatively stable funding source for the Company's loan portfolio and other earning assets. Such deposits were $138.7 million at September 30, 2000, and $138.0 million at December 31, 1999. This includes noninterest-bearing deposits of $32.6 million at September 30, 2000, and December 31, 1999.

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

The Company uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 2000, the Company had commitments to originate loans totaling $9.9 million, and had issued but unused letters of credit of $69,000 for the same period. In addition, scheduled maturities of certificates of deposit during the twelve months following September 30, 2000, totaled $54.1 million. Management believes commitments will be funded within twelve months. The Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment, if desired.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2000, as reflected in the following table.

The following table sets forth the Company's regulatory capital position (dollars in thousands):

                                                          ACTUAL                 MINIMUM          WELL-CAPITALIZED
                                                      ----------------      ----------------      ----------------
                                                      AMOUNT     %          AMOUNT      %         AMOUNT     %
                                                      ------ ---------      ------   -------      ------ ---------
Total Capital (to Risk-Weighted Assets)             $ 11,737     12.37%    $ 7,587      8.00%    $ 9,487     10.00%
Tier 1 Capital (to Risk-Weighted Assets)            $ 10,551     11.12%    $ 3,796      4.00%    $ 5,696      6.00%
Tier 1 Capital (to Average Assets)                  $ 10,551      6.16%    $ 6,851      4.00%    $ 8,571      5.00%


The following table sets forth the Bank's regulatory capital position (dollars in thousands):


                                                          ACTUAL                 MINIMUM          WELL-CAPITALIZED
                                                      ----------------      ----------------      ----------------
                                                      AMOUNT     %          AMOUNT      %         AMOUNT     %
                                                      ------ ---------      ------   -------      ------ ---------
Total Capital (to Risk-Weighted Assets)             $ 10,993     11.61%    $ 7,583      8.00%    $ 9,493     10.00%
Tier 1 Capital (to Risk-Weighted Assets)            $  9,809     10.36%    $ 3,789      4.00%    $ 5,689      6.00%
Tier 1 Capital (to Average Assets)                  $  9,809      5.72%    $ 6,839      4.00%    $ 8,559      5.00%


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

                                               BIG LAKE FINANCIAL CORPORATION

Date:  NOVEMBER 6, 2000                       /s/ JOE G. MULLINS
     ---------------------                    -------------------------------
                                              Joe G. Mullins
                                              Executive Vice President and
                                              Chief Administrative Officer

Date: NOVEMBER 6, 2000                        /s/ ANITA DEWITT
     ---------------------                    -------------------------------
                                                Anita DeWitt
                                                   Treasurer