Form 10KSB40
period 2000-12-31
BIG LAKE FINANCIAL CORP
filed 2001-03-01
CIK 789561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $14,336,000.

         The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (320,523 shares) on February 28, 2001, was approximately $9,616,000. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $30.00 per share on February 7, 2001. For the purposes of this response, directors, officers and holders of 5% or more of the issuer's Common Stock are considered the affiliates of the issuer at that date.

         As of February 28, 2001, there were issued and outstanding 527,547 shares of the issuer's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 15, 2001 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer's fiscal year end are incorporated into Part III, Items 10 through 13 of this Annual Report on Form 10-KSB

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I.....................................................................................        1

Item 1.       Business.....................................................................        1
              General......................................................................        1
              Lending Activities...........................................................        2
              Deposit Activities...........................................................        3
              Investments..................................................................        3
              Correspondent Banking........................................................        4
              Data Processing..............................................................        4
              Effect of Governmental Policies..............................................        4
              Interest and Usury...........................................................        5
              Supervision and Regulation...................................................        5
              Competition..................................................................       12
              Employees....................................................................       12
              Statistical Profile and Other Financial Data.................................       13

Item 2.       Properties...................................................................       13

Item 3.       Legal Proceedings............................................................       13

Item 4.       Submission of Matters to a Vote of Security Holders..........................       14

PART II....................................................................................       14

Item 5.       Market for the Registrant's Common Equity and
                  Related Stockholder Matters..............................................       14
              Dividends....................................................................       14

Item 6.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................       16
              General......................................................................       17
              Liquidity and Capital Resources..............................................       17
              Results of Operations........................................................       18
              Comparison of Years Ended December 31, 2000 and 1999.........................       21
              Asset/Liability Management...................................................       23
              Financial Condition..........................................................       26
              Other Borrowings.............................................................       38
              Impact of Inflation and Changing Prices......................................       38
              Future Accounting Requirements...............................................       38

Item 7.       Financial Statements.........................................................       39

                                                                                                 Page
                                                                                                 ----
Item 8.       Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure...............................       39

PART III...................................................................................       39

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act....................       39

Item 10.      Executive Compensation.......................................................       39

Item 11.      Security Ownership of Certain Beneficial Owners and Management...............       40

Item 12.      Certain Relationships and Related Transactions...............................       40

Item 13.      Exhibits, Financial Statement Schedules, and Reports of Form 8-K.............       40

SIGNATURES.................................................................................       42

EXHIBIT INDEX..............................................................................       44

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

LENDING ACTIVITIES

         BLF offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in, or conduct a substantial portion of their business in, BLF's market area. BLF's consolidated total loans at December 31, 2000 were $111.8 million, or 61.1% of total BLF consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. BLF has no foreign loans or loans for highly leveraged transactions.

         BLF's loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of BLF's loans are made on a secured basis. As of December 31, 2000, approximately 82.5% of BLF's consolidated loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 61.1% is secured by 1-4 family residential properties.

         BLF's commercial loan portfolio includes loans to individuals and small-to-medium-sized businesses located primarily in Okeechobee, Highlands, Hardee, DeSoto, Glades, and Hendry counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 7.7% of BLF's total loan portfolio as of December 31, 2000.

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

DEPOSIT ACTIVITIES

         Deposits are the major source of BLF's funds for lending and other investment activities. BLF considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 59.2% of BLF's consolidated total deposits at December 31, 2000. Approximately 40.8% of BLF's consolidated deposits at December 31, 2000 were certificates of deposit. Generally, BLF attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 7.9% of BLF's consolidated total deposits at December 31, 2000. The majority of the deposits of BLF are generated from Okeechobee, DeSoto, Glades, Hardee, Highlands, and Hendry counties. BLF does not currently accept brokered deposits. For additional information regarding BLF's deposit accounts, see "Management's Discussion and Analysis of Financial Condition, Results of Operations - Financial Condition and Deposit Activities."

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

DATA PROCESSING

         BLF has a data processing department that provides a full range of data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.

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

         Except as authorized by the Gramm-Leach-Bliley Act of 1999, the BHC Act generally prohibits a bank holding company from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

         Gramm-Leach-Bliley Act. Enacted in 1999, the Gramm-Leach-Bliley Act reforms and modernizes certain areas of financial services regulation. The law permits the creation of financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the

Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

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

         The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2000, Big Lake National Bank's Tier 1 and total risk-based capital ratios were 10.50% and 11.74%, respectively, and BLF's Tier 1 and total risk-based capital ratios were 11.22% and 12.47%, respectively.

         Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2000, BLF's and Big Lake National Bank's leverage ratios were 6.19 and 5.76%, respectively.

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

         As of December 31, 2000, BLF and Big Lake National Bank met the capital requirements of a "well capitalized" institution.

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

         Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state is permissible. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years.

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

EMPLOYEES

         As of December 31, 2000, BLF and Big Lake National Bank collectively had 101 full-time employees (including executive officers) and 1 part-time employee. The employees are not represented by a collective bargaining unit. BLF and Big Lake National Bank consider relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

         Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of BLF's business activities.

ITEM 2.  PROPERTIES

         The main office of BLF and Big Lake National Bank is located at 1409 S. Parrott Avenue, Okeechobee, Florida 34974, in a two-story building of approximately 8,010 square feet, which is owned by BLF. Big Lake National Bank also has a branch located at 199 N. U.S. Highway 27, Lake Placid, Florida 33852, in a one-story building of approximately 2,000 square feet, which is owned by Big Lake National Bank; a branch at 300 South Berner Road, Clewiston, Florida 33440, in a one-story building of approximately 5,700 square feet, which is owned by Big Lake National Bank; a branch at 401 E. Sugarland Highway, Clewiston, Florida 33440, in a one-story building of approximately 1,600 square feet, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2001); a branch at 6th Street and Highway 27, Moore Haven, Florida 33471, in a one-story building of approximately 2,800 square feet, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2001); a branch at 17 N. Lee Street, LaBelle, Florida 33935, in a one-story building of approximately 1,960 square feet, which is owned by Big Lake National Bank; a branch in a one-story building of approximately 1,491 square feet located at 1601 East Oak Street, Arcadia, Florida 34266, which is owned by Big Lake National Bank; a branch at 202 North 6th Avenue, Wauchula, Florida 33874 in a one-story building of approximately 6,878 square feet, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2013); and a branch located at 3180 Highway 441 S.E., Okeechobee, Florida 34974, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2014). Big Lake National Bank also has an operations center at 1801 Highway 441 S.E., Okeechobee, Florida 34974. This facility is a one-story building of approximately 3,600 square feet, which is owned by Big Lake National Bank. Big Lake National Bank operates a human resource and training facility at 107 S.W 17th Street Suite B, Okeechobee, Florida 34974. This facility is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2002).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of BLF security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The shares of BLF Common Stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of BLF Common Stock. Management of BLF is aware of certain transactions in its shares that have occurred since January 1, 1999, although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of BLF Common Stock that occurred in transactions known to BLF management in the respective periods during 1999 and 2000:

                               2000                                    1999
                  --------------------------------       --------------------------------
                   High          Low        Shares        High          Low        Shares
                  ------       ------       ------       ------       ------       ------
1st Quarter       $25.86       $25.00        6,646       $25.00       $24.00          713
2nd Quarter       $30.00       $28.00        7,560       $27.00       $24.00       10,668
3rd Quarter       $27.00       $25.00        2,301       $26.50       $25.00        2,520
4th Quarter       $31.00       $26.00          921       $27.00       $27.00        1,339

         BLF had approximately 555 shareholders of record as of December 31, 2000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of BLF at, and results of operations of BLF for the years ended, December 31, 1996 through 2000. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of BLF presented elsewhere herein.

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                             2000          1999          1998          1997          1996
                                                           ----------------------------------------------------------------
Interest income                                            $ 12,814      $ 10,867      $  9,094      $  5,491      $  4,229
Interest expense                                              5,620         4,343         3,464         2,204         1,736
                                                           --------      --------      --------      --------      --------
Net interest income before provision for credit losses        7,194         6,524         5,630         3,287         2,493
Provision for credit losses                                     330           220           144           280           132
                                                           --------      --------      --------      --------      --------
Net interest income after provision for credit losses         6,864         6,304         5,486         3,007         2,361
Noninterest income                                            1,522         1,590         1,205           814           589
Noninterest expenses                                          6,595         6,357         5,043         2,847         2,112
                                                           --------      --------      --------      --------      --------
Earnings before income taxes                                  1,791         1,537         1,648           974           838
Provision for income taxes                                      628           553           574           316           287
                                                           --------      --------      --------      --------      --------
Net earnings                                               $  1,163      $    984      $  1,074      $    658      $    551
                                                           ========      ========      ========      ========      ========
Per share data(1):
     Earnings per share                                    $   2.22      $   1.90      $   2.09      $   1.82      $   1.66
     Cash dividends declared                               $     --      $     --      $     --      $     --      $     --
     Book value at end of period                           $  24.10      $  20.16      $  20.16      $  18.47      $  14.27
Common shares outstanding at end of period(1)               524,201       505,199       504,406       504,274       332,449
Weighted average common shares outstanding
     during period(1)                                       523,781       517,653       513,184       362,334       322,449
Total assets at end of period(2)                           $183,154      $161,915      $150,442      $111,682      $ 59,408
Cash and cash equivalents                                  $  8,077      $  9,521      $  7,776      $  9,788      $  4,402
Investment securities                                      $ 56,877      $ 56,110      $ 59,560      $ 22,759      $ 16,015
Loans, net                                                 $110,261      $ 87,134      $ 75,103      $ 73,972      $ 36,262
Deposits                                                   $158,260      $148,453      $138,608      $101,332      $ 54,245
Other borrowings                                           $ 10,813      $  2,157      $    500      $     --      $     --
Stockholders' equity(2)                                    $ 12,633      $ 10,187      $ 10,370      $  9,313      $  4,744
Total loans before allowance for credit losses             $111,615      $ 88,348      $ 76,380      $ 75,155      $ 36,732
Allowance for credit losses                                $  1,354      $  1,214      $  1,277      $  1,183      $    470
Nonperforming loans                                        $    329      $    353      $  1,049      $  1,536      $    111
Nonperforming loans and other assets                       $    529      $    660      $  1,221      $  1,797      $    111
Allowance for credit losses as a percentage
     of period-end total loans                                 1.21%         1.37%         1.67%         1.57%         1.28%
Allowance for credit losses as a percentage
     of nonperforming loans                                  411.55%       343.91%       121.73%        77.02%       423.42%
Total nonperforming loans as a percentage
     of total loans                                            0.29%         0.40%         1.37%         2.04%         0.30%
Total nonperforming loans as a percentage
     of total assets                                           0.18%         0.22%         0.70%         1.37%         0.19%
Total nonperforming loans and real estate
     owned as a percentage of total assets                     0.29%         0.41%         0.81%         1.61%         0.19%

----------------------
(1) Adjusted for the stock dividends in shares of BLF Common Stock.
(2) Adjusted for prior period adjustment.

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

LIQUIDITY AND CAPITAL RESOURCES

         A national bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts in excess of $42.8 million. Where net transaction deposit accounts exceed $42.8 million, the reserve requirements are $1,284,000 plus 10% of the amount over $42.8 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the OCC, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 2000 and 1999, Big Lake National Bank had liquidity ratios of 18.5% and 15.9%, respectively.

         BLF's principal sources of funds are those generated by Big Lake National Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.

         BLF uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 2000 and 1999, BLF had commitments to originate loans totaling $9.5 million and $6.5 million, respectively, and had issued but unused letters of credit of $69,000 and $129,000, respectively. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 2000 and 1999 totaled $53.1 million and $51.3 million, respectively. Management believes that BLF has adequate resources to fund all its commitments that substantially all of its existing commitments will be funded within 12 months and, if so desired, that BLF can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

         BLF has a line of credit agreement with Independent Bankers' Bank of Florida that enables BLF to borrow up to $1.0 million. An advance of $250,000 was used during 1999 by BLF to increase the capital of Big Lake National Bank in order to maintain Big Lake National Bank's capital ratios at levels requested by the OCC in connection with its approval of the acquisition of additional branches by Big Lake National Bank in 1998. As of December 31, 2000, the remaining balance of principal outstanding was repaid.

         The following table summarizes the regulatory capital levels and ratios for Big Lake National Bank and BLF:

                                                                             ACTUAL RATIOS
                                                                ---------------------------------------
                                                                BIG LAKE
                                                                NATIONAL                    REGULATORY
                                                                  BANK           BLF        REQUIREMENT
                                                                ---------       -----       -----------
At December 31, 2000
       Total capital to risk-weighted assets                       11.74%       12.47%          8.00%
       Tier I capital to risk-weighted assets                      10.50%       11.22%          4.00%
       Tier I capital to average assets - leverage assets           5.76%        6.19%          4.00%


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


         Net interest income before provision for credit losses was $7,194,000 for BLF for the year ended December 31, 2000, compared with $6,524,000 for the year ended December 31, 1999. This improvement in net interest income was a result of a higher volume of net interest-earning assets, offset in part by a lower interest-rate spread.

         The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                                         FOR THE YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                        2000             1999
                                                                                       -----             ----
      Average equity as a percentage of average assets                                  6.50%            6.62%
      Equity to total assets at end of period                                           6.90%            6.29%
      Return on average assets                                                          0.66%            0.64%
      Return on average equity                                                         10.17%            9.60%
      Noninterest expense to average assets                                             3.75%            4.10%


      The rates and yields at the dates indicated were as follows:

                                                                                 WEIGHTED AVERAGE YIELD OR RATE AT
                                                                                             DECEMBER 31,
                                                                                     2000                 1999
                                                                                     ----                 ----
      Loans                                                                          9.41%                9.04%
      Investment securities                                                          5.72%                5.80%
      Other interest-earning assets                                                  5.77%                4.80%
      All interest-earning assets                                                    8.05%                7.62%
      Money market deposits                                                          2.19%                2.11%
      NOW accounts                                                                   3.79%                2.95%
      Savings deposits                                                               2.21%                2.22%
      Certificates of deposit                                                        5.40%                4.76%
      All interest-bearing liabilities                                               4.50%                3.82%
      Interest-rate spread                                                           3.55%                3.80%

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

                                                                          YEARS ENDED DECEMBER 31,
                                                             2000                                         1999
                                             -------------------------------------      -------------------------------------
                                                           INTEREST       AVERAGE                     INTEREST       AVERAGE
                                              AVERAGE         AND          YIELD/        AVERAGE         AND          YIELD/
                                              BALANCE      DIVIDENDS       RATE          BALANCE      DIVIDENDS       RATE
                                             ---------     ---------     ---------      ---------     ---------     ---------
                                                                           (Dollars in thousands)
Interest-earning assets:
       Loans(1)                              $ 100,255     $   9,435          9.41%     $  81,096     $   7,333          9.04%
       Investment and
         mortgage-backed securities             58,154         3,329          5.72%        57,722         3,348          5.80%
       Other interest-earning assets(2)            867            50          5.77%         3,879           186          4.80%
                                             ---------     ---------                    ---------     ---------

           Total interest-earning assets       159,276        12,814          8.05%       142,697        10,867          7.62%
                                                           =========                                  =========

Noninterest-earning assets                      16,619                                     12,199
                                             ---------                                  ---------
           Total assets                      $ 175,895                                  $ 154,896
                                             =========                                  =========

Interest-bearing liabilities:
       Demand, money market and
           NOW deposits                      $  37,577     $   1,327          3.53%     $  31,955     $     875          2.74%
       Savings                                  16,234           359          2.21%        17,379           386          2.22%
       Certificates of deposit                  65,400         3,531          5.40%        63,598         3,028          4.76%
       Other                                     5,775           403          6.98%           907            54          5.95%
                                             ---------     ---------                    ---------     ---------

           Total interest-bearing
             liabilities                       124,986         5,620          4.50%       113,839         4,343          3.82%
                                                           ---------                                  ---------

Noninterest-bearing liabilities                 35,752                                     30,806
Stockholders' equity                            11,433                                     10,251
                                             ---------                                  ---------
           Total liabilities and
             stockholders' equity            $ 172,171                                  $ 154,896
                                             =========                                  =========
Net interest income before provision
  for credit losses                                        $   7,194                                  $   6,524
                                                           =========                                  =========
Interest-rate spread(3)                                                       3.55%                                      3.80%
                                                                         =========                                  =========

Net interest margin(4)                                                        4.52%                                      4.57%
                                                                         =========                                  =========

Ratio of average interest-earning assets
  to average interest-bearing liabilities       127.44%                                    125.35%
                                             =========                                  =========

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

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                        2000 VS. 1999
                                                                                 INCREASE (DECREASE) DUE TO
                                                                      --------------------------------------------
                                                                                               RATE/
                                                                        RATE       VOLUME     VOLUME       TOTAL
                                                                      -------     --------   --------     --------
                                                                                 (Dollars in thousands)
Interest-earning assets:
     Loans                                                            $   299     $  1,732   $     71     $  2,102
     Investment and mortgage-backed securities                            (45)          26         --          (18)
     Other interest-earning assets                                         37         (144)       (29)        (136)
                                                                      -------     --------   --------     --------

         Total interest-earning assets                                    291        1,614         42        1,947
                                                                      -------     --------   --------     --------


Interest-bearing liabilities:
     Demand, money market and NOW deposits                                253          154         45          452
     Savings                                                               (3)         (25)         1          (27)
     Certificates of deposit                                              406           86         11          503
     Other                                                                  8          290         51          349
                                                                      -------     --------   --------     --------

         Total interest-bearing liabilities                               664          505        108        1,277
                                                                      -------     --------   --------     --------

Net interest income before provision for credit losses                $  (373)    $  1,109   $    (66)    $    670
                                                                      =======     ========   ========     ========

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

General

         Net earnings for the year ended December 31, 2000, were $1,163,000, or $2.22 per share, compared to net earnings of $984,000, or $1.90 per share, for the year ended December 31, 1999. Net earnings for 2000 versus 1999 increased $179,000, or 18.2%. Increases in the level of loan fee income in 2000 versus 1999, and the reduction of other noninterest expense contributed to increased earnings in 2000 over 1999.

Interest Income and Expense

         Interest income increased by $1,947,000 from $10,867,000 for the year ended December 31, 1999, to $12,814,000 for the year ended December 31, 2000. Interest income on loans increased $2,102,000 due to an increase in the average loan portfolio balance from $81.1 million for the year ended December 31, 1999, to $100.3 million for the year ended 2000.

         Interest on investment securities decreased $19,000 due to maturities and calls on investment securities during 2000. There was a decrease in the average yield earned from 1999, of 5.80% to 5.72% in 2000. Interest on other interest-earning assets decreased $136,000 due to a decrease from $3.9 million in average other interest-earning assets in 1999 to $867,000 in 2000, The decrease in investment securities and other interest-earning assets were attributable to strong loan originations and the need to borrow against the investment portfolio for funding short-term liquidity needs leaving no excess funds to invest in the Fed Funds Sold market.

         Interest expense increased to $5,620,000 for the year ended December 31, 2000, from $4,343,000 for the year ended December 31, 1999. Interest expense on deposit accounts increased because of an increase in the average balance from $112.9 million in 1999 to $119.2 million in 2000, and an increase in the average rates paid on interest-bearing liabilities of 68 basis points. The increase in average deposits resulted primarily from management's efforts in new business development. The increase in average rates paid on deposits is due to economic conditions of a rising rate environment with the Federal Reserve Bank increasing short-term interest rates approximately 125 basis points during the year.

Provision for Credit Losses

         The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by BLF, the amounts of nonperforming loans, general economic conditions, particularly as they relate to BLF's market area, and other factors related to the collectibility of BLF's loan portfolio. For 2000, BLF recorded provisions for credit losses totaling $330,000 to strengthen its allowance for credit losses and address potential exposure from an aging, growing loan portfolio.

Other Income

         Total noninterest income decreased in 2000 versus 1999 by $68,000. Lower other nondeposit-related fees were partially offset by deposit service charges and other fees due to increased transactional deposit accounts.

Other Expense

         Total noninterest expense increased in 2000 versus 1999 by $238,000 to $6,595,000 for the year ended December 31, 2000, from $6,357,000 for the year ended December 31, 1999, primarily due to increases in compensation and employee benefits of $275,000, occupancy expenses of bank premises and fixed assets of $71,000, offset by decreases in other operating expenses of $108,000. The largest categories of noninterest expense contributing to the overall growth of Big Lake National Bank were increases in salary and insurance benefits, utility costs, real estate and property taxes, ATM expense, postage offset by savings in professional and legal expenses. These expenses have grown in relation to the growth of Big Lake National Bank since 1999. Additionally, Big Lake National Bank continues to introduce new products and services which elevate the cost of noninterest expense and have offsetting fee income in noninterest income.

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

      Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. BLF's cumulative one-year gap at December 31, 2000, was a negative 29.2% of assets and is outside the usual gap range. Management believes this will move into range with no special measures being needed.

         Management generally attempts to maintain a one-year gap range of negative 25% to positive 25%; however, due to the current economic rate environment, the call feature of the security portfolio used to offset the one-year gap has been extended to over one-year in duration. This classification will change in a declining rate environment.

         Principal among BLF's asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce BLF's exposure during periods of fluctuating interest rates. Management believes that the type and amount of BLF's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on BLF's net interest income. BLF seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. BLF's demand, money market, and NOW deposit accounts approximated 49.4% and 45.4% of total deposits at December 31, 2000 and 1999, respectively. These accounts bore a weighted average cost of deposits of 1.84% and 1.43% during the years ended December 31, 2000 and 1999, respectively. Management anticipates that these accounts will continue to comprise a significant portion of BLF's total deposit base. BLF also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 2000 and 1999, approximately 7.3% and 5.9%, respectively, of BLF's total assets consisted of cash and due from banks, federal funds sold, and short-term investment securities. In addition, at December 31, 2000 and 1999, Big Lake National Bank's liquidity ratio was approximately 18.5% and 15.9%, respectively. BLF also maintains a "floor," or minimum rate, on certain of its floating or prime based loans. These floors allow BLF to continue to earn a higher rate when the floating rate falls below the established floor rate.

         The following table sets forth certain information relating to BLF's interest-earning assets and interest-bearing liabilities at December 31, 2000, that are estimated to mature or are scheduled to reprice within the period shown:

                                                             UNDER         3 TO 12                        OVER
                                                            3 MONTHS        MONTHS       1-5 YEARS       5 YEARS       TOTALS
                                                            --------       --------      ---------      ---------     --------
                                                                                  (Dollars in thousands)

Federal funds sold                                          $     --       $     --       $     --      $      --     $     --
Loans(1)                                                      22,639         41,498         41,169          6,504      111,810
Securities(2)                                                  1,000          4,300         49,236          2,341       56,877
                                                            --------       --------       --------      ---------     --------

     Total rate-sensitive assets (earning assets)           $ 23,639       $ 45,798       $ 90,405      $   8,845     $168,687
                                                            ========       ========       ========      =========     ========

Money market and NOW deposits(2)                            $ 43,020       $     --       $     --      $      --     $ 43,020
Savings deposits(2)                                           15,521             --             --             --       15,521
Certificates of deposit(2)                                    17,002         36,129         11,400             --       64,531
Other borrowings and fed funds purchased                      10,813             --             --             --       10,813
                                                            --------       --------       --------      ---------     --------
     Total rate-sensitive liabilities                       $ 86,919       $ 36,026       $ 10,940      $      --     $133,885
                                                            ========       ========       ========      =========     ========

Gap (repricing differences)                                 $(63,280)      $  9,772       $ 79,465      $   8,845     $ 34,802
                                                            ========       ========       ========      =========     ========

Cumulative Gap                                              $(63,280)      $(53,508)      $ 25,957      $  34,802
                                                            ========       ========       ========      =========

Cumulative GAP/total assets                                   (34.55)%       (29.21)%        14.17%         19.00%
                                                            ========       ========       ========      =========

Cumulative GAP/total earning assets                           (37.51)%       (31.72)%        15.39%         20.63%
                                                            ========       ========       ========      =========

Total Assets                                                                                                          $183,154
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

FINANCIAL CONDITION

Lending Activities

         A significant source of income for BLF is the interest earned on loans. At December 31, 2000, BLF's total assets were $183.2 million and its net loans were $110.3 million or 60.2% of total assets. At December 31, 1999, BLF's total assets were $161.9 million and its net loans were $87.1 million or 53.8% of total assets. The increase in the percentage of net loans to total assets is a result of increased new loan production less loan repayments of $23.1 million, or 12.62% of total assets.

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

         The following table sets forth information concerning BLF's loan portfolio by type of loan at the dates indicated:

                                                       AT DECEMBER 31,
                                        -------------------------------------------
                                                      2000                    1999
                                                      ----                    ----
                                                      % OF                    % OF
                                         AMOUNT      TOTAL       AMOUNT      TOTAL
                                        --------     ------     --------     ------
                                                   (Dollars in thousands)

Real estate secured loans               $ 92,227       82.5%    $ 72,365       81.6%
Consumer and credit card loans            10,024        9.0        8,869       10.0
Commercial and all other loans             9,559        8.5        7,414        8.4
                                        --------     ------     --------     ------
     Total loans                         111,810      100.0%      88,648      100.0%
                                                     ======                  ======

Less:

     Deferred loan and unearned fees         195                     300
         Allowance for credit losses       1,354                   1,214
                                        --------                --------
     Loans, net                         $110,261                $ 87,134
                                        ========                ========

         The following table reflects the contractual principal repayments by period of BLF's loan portfolio at December 31, 2000 based on BLF's internal loan classifications (excluding nonaccrual loans):

                                                        1 Year     1 Through      After
                                                       or Less      5 Years      5 Years       Total
                                                       --------    ---------     --------     --------
                                                                    (Dollars in thousands)

Mortgage loan systems                                  $ 13,659     $ 27,199     $ 51,092     $ 91,950
Installment loan system                                   1,729        7,925          279        9,933
Commercial loan system                                    4,468        4,436          526        9,430
                                                       --------     --------     --------     --------
Total loans                                            $ 19,856     $ 39,560     $ 51,897     $111,313
                                                       ========     ========     ========     ========

Loans with maturities over one year:
     Fixed rate                                                                               $ 42,135
     Variable rate                                                                              49,322
                                                                                              --------

     Total maturities greater than one year                                                   $ 91,457
                                                                                              ========

         The following table sets forth total loans originated and repaid during the periods indicated based on BLF's internal loan classifications:

                                           YEAR ENDED
                                          DECEMBER 31,
                                       2000         1999
                                     --------     --------
                                     (Dollars in thousands)

Originations:
     Mortgage loan systems           $ 18,268     $ 20,271
     Installment loan system            7,817        6,308
     Commercial loan system            19,756        3,140
                                     --------     --------

          Total loans originated       45,841       29,719

     Principal reductions             (22,679)     (18,008)
                                     --------     --------

     Increase in total loans         $ 23,162     $ 11,711
                                     ========     ========

Asset Quality

         Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in BLF's loan portfolio are collateralized by residential and commercial real estate mortgages. As of December 31, 2000 and 1999, approximately 82.5% and 81.6%, respectively, of the total loan portfolio was collateralized by real estate of which 28.5% and 27.1% was secured by commercial real estate as of December 31, 2000 and 1999, respectively. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2000, total nonperforming assets were $529,000 or 0.3% of total assets, compared to $660,000 or 0.4% of total assets at December 31, 1999.

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

         The repayment of consumer installment loans and other loans to individuals is closely linked to the economic conditions of the communities in which BLF operates (see

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Lending Activities"). For the most part, these local economies enjoy diverse labor forces. The majority of these consumer installment loans are secured by collateral which is intended to limit, to a degree, any loss BLF would suffer upon default.

         Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. BLF, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 2000:

Real estate secured loans                     82.5%
Consumer and credit card loans                 9.0
Commercial and all other loans                 8.5
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

         At December 31, 2000 and 1999, loans considered by management to be impaired or in nonaccrual status totaled $329,000 and $353,000, respectively.

         The following tables sets forth certain information on nonaccrual loans and other real estate owned, the ratio of such loans and other real estate owned to total assets as of the dates indicated, and certain other related information (as classified for regulatory reporting purposes):

                                                            AT DECEMBER 31,
                                                            ---------------
                                                            2000      1999
                                                            -----     -----
                                                        (Dollars in thousands)

Nonaccrual loans:
     Real estate                                            $ 250     $ 175
     Installment loans                                         23        17
     Commercial and all other loans                            56       161
                                                            -----     -----

          Total nonaccrual loans                              329       353
                                                            -----     -----

Accruing loans over 90 days delinquent
     Real estate loans                                         --        --
     Installment loans                                         --        --
     Commercial and all other loans                            --        --
                                                            -----     -----

          Total accrual loans over 90 days delinquent          --        --
                                                            -----     -----

Troubled debt restructurings not included above                --        --
                                                            -----     -----
          Total nonperforming loans                           329       353
                                                            -----     -----

Other real estate owned:
     Real estate acquired by foreclosure or
          deed in lieu of foreclosure                         200       307
                                                            -----     -----
     Total nonperforming loans and other real
          estate owned                                      $ 529     $ 660
                                                            =====     =====

Total nonperforming loans as a percentage
     of total loans                                           .29%      .40%
                                                            =====     =====

Total nonperforming loans as a percentage
     of total assets                                          .18%      .22%
                                                            =====     =====
Total nonperforming loans and real estate
     owned as a percentage of total assets                    .29%      .41%
                                                            =====     =====

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

         Management continues to actively monitor BLF's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Management considers several factors in determining the reserves, including the favorable charge off history, the relatively low level of nonperforming assets, and the value of the underlying collateral. Furthermore, nonperforming loans at December 31, 2000, declined to .29% of total loans, compared to .40% at December 31, 1999. During 2000, BLF's allowance increased $140,000, or 11.5%, and totaled $1,354,000 at December 31, 2000. While BLF experienced a reduction in loans charged off, lower nonperforming assets, and higher recoveries in 2000 as compared to 1999, BLF's additional reserves were made to cover the loan growth of approximately 26% in the same period.Management believes that the allowance for credit losses was adequate at December 31, 2000.

         BLF reports charge-offs and recoveries following regulatory classification guidelines. The following table sets forth information with respect to activity in BLF's allowance for credit losses during the periods indicated:

                                                             AT DECEMBER 31,
                                                             ---------------
                                                             2000       1999
                                                            ------     ------
                                                         (Dollars in thousands)

Allowance at beginning of period                            $1,214     $1,277
                                                            ------     ------

Charge-offs:
     Real estate loans                                          33         54

Installment loans                                               63         30
Commercial and all other loans                                 139        234
                                                            ------     ------

          Total charge-offs                                    235        318
                                                            ------     ------

Recoveries:
     Real estate loans                                           2         25
     Installment loans                                          18          7
     Commercial and all other loan                              25          3
                                                            ------     ------

          Total recoveries                                      45         35
                                                            ------     ------

Provision for credit losses charged to operations              330        220
                                                            ------     ------

Allowance at end of period                                  $1,354     $1,214
                                                            ======     ======

Ratio of net charge-offs during the period
     to average loans outstanding during the period           0.19%      0.35%
                                                            ======     ======

Allowance for credit losses as a percentage
     of total period-end loans                                1.21%      1.37%
                                                            ======     ======

Allowance for credit losses as a percentage
     of nonperforming loans                                 411.55%    343.91%
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

                                                          AT DECEMBER 31,
                                             ----------------------------------------
                                                    2000                  1999
                                             ------------------    ------------------
                                                         % OF                  % OF
                                                       LOANS TO              LOANS TO
                                                        TOTAL                 TOTAL
                                             AMOUNT     LOANS      AMOUNT     LOANS
                                             ------    --------    ------    --------

Mortgage loan system                         $  479       45.5%    $  432       44.9%
Installment loan system                         455        8.9        395       10.0
Commercial loan system                          420       45.6        387       45.1
                                             ------     ------     ------     ------
   Total allowance for credit losses         $1,354      100.0%    $1,214      100.0%
                                             ======     ======     ======     ======

         The allowance for credit losses represented 1.21% of the total loans outstanding as of December 31, 2000, compared with 1.37% of the total loans outstanding as of December 31, 1999, which reflects the growth in the loan portfolio and the reduction in nonperforming loans.

Investment Securities

         BLF's investment securities portfolio at December 31, 2000, primarily consisted of United States Government agency obligations. The following table sets forth the amortized cost of the BLF's investment portfolio at the dates indicated:

                                                               AT DECEMBER 31,
                                                            ---------------------
                                                              2000         1999
                                                            --------     --------
                                                           (DOLLARS IN THOUSANDS)

Investment securities:
   Available-for-sale:
     U.S. Government agency obligations                     $ 55,544     $ 56,542
     Mortgage-backed securities                                   --           --
     Obligations of states and municipalities                     --           --
     Other securities                                            118          118
                                                            --------     --------
          Total available-for-sale                            55,662       56,660
   Held-to-maturity:
     Obligations of states and municipalities                  1,523        1,573
                                                            --------     --------

     Total investment securities, at amortized cost         $ 57,185     $ 58,233
                                                            ========     ========

         The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio:

                                                     AFTER ONE YEAR      AFTER FIVE YEARS
                               ONE YEAR OR LESS      TO FIVE YEARS         TO TEN YEARS       AFTER TEN YEARS           TOTAL
                              ------------------   ------------------   ------------------   ------------------   ------------------
                              CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE
                               VALUE      YIELD     VALUE      YIELD     VALUE      YIELD     VALUE      YIELD     VALUE      YIELD
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                     (Dollars in thousands)

December 31, 2000:
     U.S. Government and
       agency securities      $ 5,049     5.43%    $49,495     5.85%    $ 1,000     5.75%    $    --     0.00%    $55,544     5.81%
     Obligations of states
       and municipalities         250     6.06%         50     4.80%         --     0.00%      1,223     4.82%      1,523     4.99%
     Other securities              --     0.00%         --     0.00%         --     0.00%        118     6.00%        118     6.00%
                              -------              -------              -------              -------              -------

         Total                $ 5,299     5.47%    $49,545     5.84%    $ 1,000     5.75%    $ 1,341     4.92%    $57,185     5.78%
                              =======              =======              =======              =======              =======

December 31, 1999:
     U.S. Government and
       agency securities      $    50     5.42%    $53,444     5.76%    $   925     6.75%    $    --     0.00%    $54,419     5.76%
     Obligations of states
       and municipalities          51     4.80%        249     6.06%         50     4.80%      1,223     5.02%      1,573     5.07%
     Other securities              --     0.00%         --     0.00%         --     0.00%        118     6.00%        118     6.00%
                              -------              -------              -------              -------              -------

         Total                $   101     6.12%    $53,693     5.75%    $   975     6.65%    $ 1,341     5.51%    $56,110     5.61%
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

         FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Business - Supervision and Regulation - Capital Requirements." As of December 31, 2000, Big Lake National Bank met the definition of a "well capitalized" depository institution.

         The following table shows the distribution of, and certain other information relating to, BLF's deposit accounts by type:

                                                                     AT DECEMBER 31,
                                                       --------------------------------------------
                                                               2000                    1999
                                                       --------------------    --------------------

                                                                      % OF                    % OF
                                                        AMOUNT      DEPOSIT     AMOUNT      DEPOSIT
                                                                  (Dollars in thousands)
Demand deposits                                        $ 35,188       22.2%    $ 32,643       22.0%
NOW deposits                                             36,906       23.3       27,617       18.6
Money market deposits                                     6,114        3.9        7,187        4.8
Savings deposits                                         15,521        9.8       16,136       10.9
                                                       --------     ------     --------     ------

         Subtotal                                        93,729       59.2       83,583       56.3
                                                       --------     ------     --------     ------

Certificates of deposit:
         Under 4.00%                                        422        0.3          143        0.1
         4.00%-4.99%                                      6,898        4.4       39,227       26.4
         5.00%-5.99%                                     24,360       15.4       16,898       11.4
         6.00%-6.99%                                     32,793       20.7        8,289        5.6
         7.00% and over                                      58        0.0          313        0.2
                                                       --------     ------     --------     ------

         Total certificates of deposit (1)               64,531       40.8       64,870       43.7
                                                       --------     ------     --------     ------

         Total deposits                                $158,260      100.0%    $148,453      100.0%
                                                       ========     ======     ========     ======

---------------

(1) Includes individual retirement accounts ("IRAs") totaling $4,111 and $4,353 at December 31, 2000 and 1999, respectively, all of which are in the form of certificates of deposit.

         The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

                                                      YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------
                                                2000                           1999
                                      ------------------------       ------------------------
                                      AVERAGE          AVERAGE       AVERAGE          AVERAGE
                                      BALANCE            RATE        BALANCE            RATE
                                      -------          -------       -------          -------
                                                       (Dollars in thousands)
Demand, money market
  and NOW                             $ 72,142          1.84%        $ 62,507          1.40%
Savings deposits                        16,234          2.21%          17,379          1.98%
Certificates of deposit                 65,400          5.40%          63,598          4.85%
                                      --------                       --------

         Total deposits               $153,776          3.39%        $143,484          3.02%
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

         The following tables present by various interest rate categories the amounts of certificates of deposit at December 31, 2000 which mature during the periods indicated:

                                                    DUE          DUE           DUE         DUE
                                                UNDER THREE  3 MONTHS TO   1 YEAR TO       OVER
                                                   MONTHS     12 MONTHS     3 YEARS      3 YEARS       TOTAL
                                                -----------  -----------   ---------     --------     --------
                                                                    (Dollars in thousands)

At December 31, 2000:
Under 4.00%                                       $    201     $    121     $      6     $     94     $    422
4.00% - 4.99%                                        3,161        2,118        1,334          285        6,898
5.00% - 5.99%                                       10,270        8,671        4,807          612       24,360
6.00% - 6.99%                                        3,370       25,172        3,788          463       32,793
7.00% and over                                          --           47           11           --           58
                                                  --------     --------     --------     --------     --------

         Total certificates of deposit            $ 17,002     $ 36,129     $  9,946     $  1,454     $ 64,531
                                                  ========     ========     ========     ========     ========

Jumbo certificates ($100,000 and over) mature as follows:

                                                     AT DECEMBER 31,
                                                  ---------------------
                                                    2000         1999
                                                  --------     --------
                                                  (Dollars in thousands)

Due in three months or less                       $  3,513     $  5,689
Due from three months to one year                    7,872        3,365
Due from twelve months to three years                1,055          552
Due over three years                                    --          296
                                                  --------     --------

                                                  $ 12,440     $  9,902
                                                  ========     ========

The following table sets forth the net deposit flows of BLF during the periods indicated:

                                                     AT DECEMBER 31,
                                                  ---------------------
                                                    2000         1999
                                                  --------     --------
                                                  (Dollars in thousands)

Net increase before interest credited             $  4,827     $  5,573
Net interest credited and paid                       4,980        4,272
                                                  --------     --------

          Net deposit increase                    $  9,807     $  9,845
                                                  ========     ========

OTHER BORROWINGS

         BLF repaid the remaining outstanding balance of $388,500 on a line of credit agreement with Independent Bankers' Bank of Florida that enabled BLF to borrow up to $1,000,000. This credit facility had an original maturity date of November 25, 2003, and required annual principal repayments of up to $200,000, plus annual interest payments at 6.5% per year. The purpose of this loan was to provide additional capital to Big Lake National Bank in connection with its acquisition of two branches from First Union. All of the outstanding common stock of Big Lake National Bank had been pledged as collateral for this loan. As of December 31, 2000 the principal amount outstanding on this line of credit was $0.

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

FUTURE ACCOUNTING REQUIREMENTS

In June 1999, the Financial Accounting Standards Board amended Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addressed the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133, as amended, becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier application was permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133, as amended, will have a material impact on the financial condition or results of operations of BLF.

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 revises the standards for securitization and other transfers of financial assets and collateral, and requires additional disclosures but carries over most of the provisions of SFAS 125, which has been replaced by SFAS 140. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before

December 15, 2000, for which financial statements are presented for comparative purposes. Management does not anticipate that adoption of SFAS 140, when fully implemented, will have a material impact on the financial condition or results of operations of BLF.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of BLF as of and for the years ended December 31, 2000 and 1999 are set forth in this Form 10-KSB as Exhibit 13.1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
           WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information contained under the sections captioned "Directors" and "Executive Officers" under "Election of Directors" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 15, 2001, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant's fiscal year end (the "Proxy Statement"), is incorporated herein by reference.

                      SECTION 16(A) REPORTING REQUIREMENTS

         Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of BLF, and persons who beneficially own more than 10% of BLF Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the BLF with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, BLF believes that, during 2000, all filing requirements applicable to reporting persons were met.

ITEM 10. EXECUTIVE COMPENSATION

         The information contained in the sections captioned "Information About the Board of Directors and Its Committees," and "Executive Compensation and Benefits" under "Election of Directors" in the Proxy Statement, is incorporated herein by reference.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1.       FINANCIAL STATEMENTS

                  Independent Auditors' Report
                  Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2000 and 1999
                  Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999
                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000 and 1999
                  Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

                  All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

         3.       EXHIBITS

                  3.1      -        Restated Articles of Incorporation of Big
                                    Lake Financial Corporation (Incorporated by
                                    reference to Exhibit 3.1 to BLF's
                                    Registration Statement No. 333-30779 (the
                                    "Registration Statement"))

                  3.2      -        Bylaws of Big Lake Financial Corporation
                                    (Incorporated by reference to Exhibit 3.2 to
                                    the Registration Statement)

                  4.1      -        Specimen Stock Certificate of Big Lake
                                    Financial Corporation (Incorporated by
                                    reference to Exhibit 4.1 to the Registration
                                    Statement)

                  10.1     -        Big Lake Financial Corporation 1987 Stock
                                    Option Plan and amendment thereto
                                    (Incorporated by reference to Exhibit 10.1
                                    to the Registration Statement)*

                  10.2     -        Lease dated December 11, 1989 between AAA
                                    Warehouse, Inc. and Clewiston National Bank
                                    and Amendment thereto dated November 28,
                                    1995 (Incorporated by reference to Exhibit
                                    10.2 to the Registration Statement)

                  10.3     -        Lease dated April 1, 1981 between Earl R.
                                    Gamer and Clewiston National Bank and
                                    Modification and Lease Extension Agreement
                                    thereto dated April 1, 1996 (Incorporated by
                                    reference to Exhibit 10.3 to the
                                    Registration Statement)

                  10.4     -        Employment agreement dated July 15, 1998
                                    between Big Lake National Bank, Big Lake
                                    Financial Corporation, and Joe G. Mullins

                  10.5     -        Lease dated April 8, 1999 between Phillip Y.
                                    Berger and Big Lake National Bank

                  10.6     -        Lease dated July 1, 1998 between First Union
                                    National Bank and Albritton and See
                                    Properties and Modification and Lease
                                    Assignment and Assumption Agreement

                  13.1     -        Big Lake Financial Corporation 2000 Annual
                                    Report (Incorporated by reference)

                  21.1     -        List of Subsidiaries of Big Lake Financial
                                    Corporation

                  23.1     -        Consent of Stevens, Powell & Company, P.A.
                                    (formerly Stevens, Sparks & Company, P.A.)

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (B)      REPORTS ON FORM 8-K

                  No current reports on Form 8-K were filed by BLF during the last fiscal quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Okeechobee, State of Florida, on the 21th day of February, 2001.

                                    BIG LAKE FINANCIAL CORPORATION


                                    /s/ Edwin E. Walpole, III
                                    --------------------------------------------
                                    Chairman, President and Chief Executive
                                    Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 21, 2001.

SIGNATURE                           TITLE
---------                           -----



 /s/    Edwin E. Walpole, III       Chairman of the Board, President and Chief Executive
---------------------------------   Officer and Director
        Edwin E. Walpole, III


 /s/    Anita DeWitt                Treasurer (Principal Financial Officer and Principal
---------------------------------   Accounting Officer)
        Anita DeWitt


 /s/    Joe G. Mullins              Executive Vice President and Chief Administrative
---------------------------------   Officer and Director
        Joe G. Mullins


 /s/    John W. Abney, Sr.          Director
---------------------------------
        John W. Abney, Sr.


 /s/    Mary Beth Cooper            Director
---------------------------------
        Mary Beth Cooper


 /s/    H. Gilbert Culbreth, Jr.    Director
---------------------------------
        H. Gilbert Culbreth, Jr.

/s/     Bobby H. Tucker             Director
---------------------------------
        Bobby H. Tucker


 /s/    John B. Boy                 Director
---------------------------------
        John B. Boy


 /s/    Thomas A. Smith             Director
---------------------------------
        Thomas A. Smith


 /s/    Curtis S. Fry               Director
---------------------------------
        Curtis S. Fry


/s/     Robert Coker                Director
---------------------------------
        Robert Coker