Form 10KSB40/A
period 2000-12-31
BIG LAKE FINANCIAL CORP
filed 2001-03-26
CIK 789561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of BLF as of and for the years ended December 31, 2000 and 1999 are set forth in this Form 10-KSB/A as Exhibit 13.1.

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

         2.       FINANCIAL STATEMENT SCHEDULES

                  All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

         3.       EXHIBITS

                  3.1      -        Restated Articles of Incorporation of Big
                                    Lake Financial Corporation (Incorporated by
                                    reference to Exhibit 3.1 to BLF's
                                    Registration Statement No. 333-30779 (the
                                    "Registration Statement"))

                  3.2      -        Bylaws of Big Lake Financial Corporation
                                    (Incorporated by reference to Exhibit 3.2 to
                                    the Registration Statement)

                  4.1      -        Specimen Stock Certificate of Big Lake
                                    Financial Corporation (Incorporated by
                                    reference to Exhibit 4.1 to the Registration
                                    Statement)

                  10.1     -        Big Lake Financial Corporation 1987 Stock
                                    Option Plan and amendment thereto
                                    (Incorporated by reference to Exhibit 10.1
                                    to the Registration Statement)*

                  10.2     -        Lease dated December 11, 1989 between AAA
                                    Warehouse, Inc. and Clewiston National Bank
                                    and Amendment thereto dated November 28,
                                    1995 (Incorporated by reference to Exhibit
                                    10.2 to the Registration Statement)

                  10.3     -        Lease dated April 1, 1981 between Earl R.
                                    Gamer and Clewiston National Bank and
                                    Modification and Lease Extension Agreement
                                    thereto dated April 1, 1996 (Incorporated by
                                    reference to Exhibit 10.3 to the
                                    Registration Statement)

                  10.5     -        Lease dated April 8, 1999 between Phillip Y.
                                    Berger and Big Lake National Bank
                                    (Incorporated by Reference)


                  10.6     -        Lease dated July 1, 1998 between First Union
                                    National Bank and Albritton and See
                                    Properties and Modification and Lease
                                    Assignment and Assumption Agreement
                                    (Incorporated by Reference)

                  13.1     -        Big Lake Financial Corporation 2000 Annual
                                    Report

                  21.1     -        List of Subsidiaries of Big Lake Financial
                                    Corporation

                  23.1     -        Consent of Stevens, Powell & Company, P.A.
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

                                    BIG LAKE FINANCIAL CORPORATION


                                    /s/ Edwin E. Walpole, III
                                    --------------------------------------------
                                    Chairman, President and Chief Executive
                                    Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 23, 2001.

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


 /s/    John B. Boy                 Director
---------------------------------
        John B. Boy


 /s/    Thomas A. Smith             Director
---------------------------------
        Thomas A. Smith


 /s/    Curtis S. Fry               Director
---------------------------------
        Curtis S. Fry


/s/     Robert Coker                Director
---------------------------------
        Robert Coker

                         BIG LAKE FINANCIAL CORPORATION
                                 FORM 10-KSB/A
                    FOR FISCAL YEAR ENDING DECEMBER 31, 2000

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                                   Page
  No.                            Exhibit                                   No.
-------        ----------------------------------------------------       ----

 13.1             Big Lake Financial Corporation 2000 Annual Report

 21.1             Subsidiaries of the Registrant

 23.1             Consent of Stevens, Powell & Company, P.A.
                  (formerly Stevens, Sparks & Company, P.A.)