Form 10QSB
period 2001-03-31
BIG LAKE FINANCIAL CORP
filed 2001-05-14
CIK 789561

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                  FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001
                        Commission File Number 333-30779

                               ------------------

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


                               ------------------

                                 (863) 467-4663
              (Registrant's telephone number including area code)

                               ------------------


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No  [ ]

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

     Class                                       Outstanding as of May 10, 2001
--------------                                   ------------------------------
Common Stock                                              540,441
Par Value $0.01 per share

                         BIG LAKE FINANCIAL CORPORATION

               FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX


                                                                                                        PAGE
                                                                                                       NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS                                                                         3

PART I:  FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS:
                  Consolidated Condensed Balance Sheets as of March 31, 2001
                  (Unaudited) and December 31, 2000                                                       4

                  Consolidated Statements of Operations and Comprehensive Income
                  for the Three Months Ended March 31, 2001 and 2000 (Unaudited)                          5

                  Consolidated Condensed Statements of Cash Flows for the Three Months
                  Ended March 31, 2001 and 2000 (Unaudited)                                               6

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                   7

                  Notes to Consolidated Financial Statements (Unaudited)                                  8

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                               12

PART II:  OTHER INFORMATION                                                                               19

SIGNATURES                                                                                                20

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Big Lake Financial Corporation and Subsidiary
Okeechobee, Florida

We have reviewed the accompanying consolidated condensed balance sheet of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary, Big Lake National Bank (the "Bank"), as of March 31, 2001, and the related consolidated condensed statements of operations and comprehensive income and cash flows for the three month periods ended March 31, 2001 and 2000, and the related consolidated statement of changes in stockholders' equity for the three month period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
May 10, 2001

PART I:  FINANCIAL INFORMATION
     ITEM 1:  FINANCIAL STATEMENTS

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                            March 31, 2001
                                                                              (Unaudited)        December 31, 2000
                                                                            --------------       -----------------
ASSETS
Cash and due from banks                                                        $  9,071              $   8,077
Federal funds sold                                                               22,297                     --
                                                                               --------              ---------
        Total cash and cash equivalents                                          31,368                  8,077
Securities available-for-sale at fair value                                      31,685                 55,354
Securities held-to-maturity (market value
     of $1,555 for 2001 and $1,479 for 2000)                                      1,523                  1,523
Loans receivable less allowance for credit losses                               114,409                110,261
Facilities                                                                        3,055                  3,018
Deferred income taxes                                                               758                    883
Intangible assets                                                                 1,807                  1,876
Other assets                                                                      1,721                  2,162
                                                                               --------              ---------

              TOTAL                                                            $186,326              $ 183,154
                                                                               ========              =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                                    $ 38,523              $  35,188
        Interest-bearing                                                        131,591                123,072
                                                                               --------              ---------

              Total deposits                                                    170,114                158,260

Other borrowings                                                                  1,407                 10,813
Accounts payable and other liabilities                                            1,466                  1,448
                                                                               --------              ---------

              Total liabilities                                                 172,987                170,521
                                                                               --------              ---------

Commitments and contingencies                                                        --                     --
                                                                               --------              ---------

Stockholders' equity:
        Common stock                                                                  5                      5
        Additional paid-in capital                                                8,412                  7,974
        Retained earnings                                                         4,863                  4,851
        Accumulated other comprehensive income:
              Net unrealized holding gains (losses) on securities                    59                   (197)
                                                                               --------              ---------

              Total stockholders' equity                                         13,339                 12,633
                                                                               --------              ---------

              TOTAL                                                            $186,326              $ 183,154
                                                                               ========              =========

Book value per common share                                                    $  24.68              $   23.52
                                                                               ========              =========

Common shares outstanding, adjusted for stock dividends                         540,441                537,095
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


                                                                             For the Three Months
                                                                                 Ended March 31,
                                                                           -------------------------
                                                                            2001              2000
                                                                           ------            -------

Interest and fees on loans                                                 $2,638            $ 2,054
Interest and dividend income from investment securities                       714                833
Other interest income                                                          74                 40
                                                                           ------            -------

         Total interest income                                              3,426              2,927

Interest expense on deposits and other                                      1,471              1,221
                                                                           ------            -------

         Net interest income before provision for credit losses             1,955              1,706

Provision for credit losses                                                    80                 60
                                                                           ------            -------

         Net interest income                                                1,875              1,646
                                                                           ------            -------

Service charges on deposit accounts                                           348                360
Other fees for customer service and other income                               21                  4
                                                                           ------            -------

         Total other income                                                   369                364
                                                                           ------            -------

Other expenses:
     Salaries and employee benefits                                           856                824
     Expenses of bank premises and fixed assets                               256                233
     Other operating expenses                                                 601                679
                                                                           ------            -------

         Total other expenses                                               1,713              1,736
                                                                           ------            -------

Income before provision for income taxes                                      531                274

Provision for income taxes                                                    187                122
                                                                           ------            -------

Net income                                                                    344                152

Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during period                  256             (1,645)
                                                                           ------            -------

Comprehensive income                                                       $  600            $(1,493)
                                                                           ======            =======


Earnings per share
     Basic                                                                 $ 0.64            $  0.28
                                                                           ======            =======
     Diluted                                                               $ 0.64            $  0.28
                                                                           ======            =======

Weighted average common shares outstanding during period
     Basic                                                                538,545            535,409
                                                                          =======            =======
     Diluted                                                              540,955            540,067
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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                             For the Three Months
                                                                                Ended March 31,
                                                                       -------------------------------
                                                                         2001                   2000
                                                                       --------               --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              $  1,140               $    401
                                                                       --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in:
         Investment securities                                           23,669                    (31)
         Loans                                                           (4,234)                (6,291)
         Other real estate                                                  179                     24
     Purchases of premises and equipment, net                               (17)                  (132)
                                                                       --------               --------

         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                19,597                 (6,430)
                                                                       --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                            11,854                  8,056
     Repayment of other borrowings                                       (9,406)                (1,065)
     Stock options exercised                                                113                     47
     Cash paid in lieu of fractional shares                                  (7)                    (8)
                                                                       --------               --------

         NET CASH PROVIDED
                     BY FINANCING ACTIVITIES                              2,554                  7,030
                                                                       --------               --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                23,291                  1,001

CASH AND CASH EQUIVALENTS AT
             BEGINNING OF THE PERIOD                                      8,077                  9,521
                                                                       --------               --------

CASH AND CASH EQUIVALENTS AT
            END OF PERIOD                                              $ 31,368               $ 10,522
                                                                       ========               ========


   The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                              Net
                                                                                           Unrealized
                                                                  Additional              Holding Gains     Total
                                                Common Stock       Paid-in    Retained     (Losses) on  Stockholders'
                                              Shares     Amount    Capital    Earnings     Securities      Equity
                                              -------    ------   ----------  --------    ------------- -------------
                                                                     (Dollars In Thousands)

Balance, December 31, 2000                    524,201      $5      $7,974      $ 4,851       $(197)      $ 12,633

Stock dividend declared                        12,894       -         348         (348)         --             --
Options exercised                               3,346       -          90           23          --            113
Cash paid in lieu of fractional shares             --       -          --           (7)         --             (7)
Comprehensive income:
     Net income                                    --       -          --          344          --
     Net change in net unrealized
        holding gains on securities                --       -          --           --         256

              Total comprehensive income           --       -          --           --          --            600
                                              -------      --      ------      -------       -----       --------

Balance, March 31, 2001                       540,441      $5      $8,412      $ 4,863       $  59       $ 13,339
                                              =======      ==      ======      =======       =====       ========

   The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary Big Lake National Bank (the "Bank"). The consolidated financial statements for the three months ended March 31, 2001 and 2000, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim period of 2001 are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 2000 Annual Report to Stockholders and are incorporated herein by reference.

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

Accounting for Derivatives
In September 2000, the Financial Accounting Standards Board amended Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addressed the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133, as amended, became effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management adopted SFAS 133, as amended, as of January 1, 2001. The adoption of SFAS 133, as amended, had no material impact on the financial condition or results of operations of the Company for the quarter as the Company does not have any material amounts of derivatives or hedging activities.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 1 - ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts in the prior periods have been reclassified to conform with the presentation for the current period.

NOTE 2 - STOCK DIVIDEND

On February 21, 2001, the Company's Board of Directors declared a stock dividend payable at a rate of 2.5% of shares issued and outstanding to stockholders of record on February 28, 2001, payable on or before April 1, 2001. Cash in lieu of fractional shares was paid at the rate of $27.00 per share, which was the estimated fair market value at that time. The total cash paid in lieu of fractional shares amounted to approximately $7,000.


NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period computed under the treasury stock method. As discussed in Note 2 above, the Company declared a 2.5% stock dividend. The average number of shares and dilutive potential shares have been restated for the stock dividend. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months ended March 31, 2001 and 2000 (in thousands except per share data).


                                                                                       For the Three Months Ended
                                                                                                March 31,
                                                                                       2001                2000
                                                                                       ------             ------

     Basic EPS computation:
         Numerator - Net income                                                        $  344             $  152
         Denominator - Weighted average shares outstanding                                539                535
                                                                                       ------             ------

         Basic EPS                                                                     $ 0.64             $ 0.28
                                                                                       ======             ======

     Diluted EPS computation:
         Numerator - Net income                                                        $  344             $  152
                                                                                       ------             ------
         Denominator - Weighted average shares outstanding                                539                535
         Stock options                                                                      2                  5
                                                                                       ------             ------

                                                                                          541                540
                                                                                       ------             ------

         Diluted EPS                                                                   $ 0.64             $ 0.28
                                                                                       ======             ======

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities were as follows (dollars in thousands):


                                                             March 31, 2001                  December 31, 2000
                                                     ----------------------------       ---------------------------
                                                                        Estimated                         Estimated
                                                     Amortized             Fair         Amortized            Fair
                                                       Cost               Value            Cost             Value
                                                     ---------         ----------       ---------         ---------
Securities available-for-sale:
     U.S. Government agencies                        $  31,685         $  31,634        $  55,354         $  55,663
                                                     =========         =========        =========         =========


                                                                        Estimated                         Estimated
                                                     Amortized             Fair         Amortized            Fair
                                                       Cost               Value            Cost             Value
                                                     ---------         ----------       ---------         ---------
Securities to be held-to-maturity:
     State and municipal                            $    1,523        $    1,555      $     1,523        $    1,523
                                                    ==========        ==========      ===========        ==========


NOTE 5 - LOANS

Loans consisted of (dollars in thousands):


                                                                                March 31,             December 31,
                                                                                  2001                    2000
                                                                                ---------             ------------

     Real estate                                                                 $ 95,924              $ 92,227
     Consumer and other loans                                                      10,579                10,078
     Commercial and agricultural                                                    9,500                 9,505
                                                                               ----------            ----------
         Total loans, gross                                                       116,003               111,810
     Unearned income and deferred fees and credits                                   (185)                 (195)
     Allowance for credit losses                                                   (1,409)               (1,354)
                                                                                ---------             ---------
         Net loans                                                              $ 114,409             $ 110,261
                                                                                =========             =========

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


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


                                                                             For the Three Months For the Twelve Months
                                                                             Ended March 31,        Ended December 31,
                                                                                  2001                      2000
                                                                             ---------------        ------------------

     Balance, beginning of period                                                 $1,354                $1,214
     Recoveries                                                                        6                    45
     Charge offs                                                                     (31)                 (235)
     Provision charged to expense                                                     80                   330
                                                                                  ------                ------

     Balance, end of period                                                       $1,409                $1,354
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

Financial instruments at March 31, 2001, consisted of commitments to extend credit approximating $10.6 million and letters of credit of $69,000.

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

The Company is a bank holding company with consolidated assets of $186.3 million at March 31, 2001. Since December 31, 2000, the Company's total assets have grown $3.1 million from $183.2 million, an increase of 1.7%. During the same period, net loans have grown by $4.1 million from $110.3 million to $114.4 million, an increase of 3.8%.

Net income was $344,000 for the three months ended March 31, 2001, compared with $152,000 for the same period in 2000, an increase of $192,000, or 126.3%. The increase in net income was attributable to an increase in net interest income coupled with a decrease in other expenses.


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

                             RESULTS OF OPERATIONS

General

Net earnings for the three months ended March 31, 2001, were $344,000 or $0.64 per share, compared to net earnings of $152,000, or $0.28 per share, for the three months ended March 31, 2000. The increase in net earnings was primarily due to an increase in net interest income of 13.9% along with reductions in other expenses of 1.3%.

Net Interest Income

Interest income increased by $499,000 from $2,927,000 for the three months ended March 31, 2000, to $3,426,000 for the three months ended March 31, 2001. Interest income on loans increased $584,000 due to an increase in the average loan portfolio balance from $90.1 million for the three months ended March 31, 2000, to $113.1 million for the comparable 2001 period. Average yields on loans improved to 9.35% in 2001 versus 9.17% in 2000. Interest on investment securities decreased to $714,000 with a decrease in the average balance of the portfolio from $58.2 million in 2000 to $49.4 million in 2001. The average yield on the investment securities portfolio increased to 5.78% at March 31, 2001, from 5.73% in the same period in 2000. Interest on other interest-earning assets increased $34,000 due to an increase of $3.4 million in average other interest-earning assets for the quarter ended March 31, 2001, as compared with the same period in 2000. The decrease in lower yielding investment securities offset by strong loan growth during the first three months of 2001, contributed to the overall rise in the average yield on total interest-earning assets from 7.77% in 2000 to 8.14% in 2001.

Interest expense increased to $1,471,000 for the three months ended March 31, 2001, from $1,221,000 for the three months ended March 31, 2000. This increase was primarily due to growth in average interest-bearing liabilities from $118.9 million for the three months ended March 31, 2000, to $133.1 million for the comparable 2001 period. The majority of growth is related to selling innovative, competitive products, an emphasis on cross-selling products and limited periodic rate specials on certificates of deposits to attract new clients. The average rate paid on interest-bearing liabilities increased 31 basis points. This rise was primarily attributed to rising interest rates in the market for rates paid on deposits.

The net interest margin for the three months ended March 31, 2001, was 4.64% as compared with 4.53% for the same period in 2000. This increase was primarily attributable to an increase in average loans increasing to 67% of interest-earning assets from 60% in the prior year and the change in the mix of interest-bearing deposits from higher yielding certificates of deposit to lower yielding deposits. Additionally, management's use of asset liability strategies to manage interest rate risk created competitive pricing of assets and liabilities, and use of short-term funding for liquidity.

Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. This level is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions, as they relate to the Company's market area, as well as other factors relating to the collectibility of the Company's loan portfolio. For the three months ended March 31, 2001, loan charge-offs decreased $41,000 to $31,000 as compared to $72,000 for the same period in 2000. For the three months ended March 31, 2001, recoveries rose to $6,000 from $3,000 for the same period in 2000. The provision for the three months ended March 31, 2001, was $80,000 as compared with $60,000 for the three months ended March 31, 2000.

Other Income

Total other income increased $5,000, or 1.4%, for the three months ended March 31, 2001, compared to 2000. Deposit service charges decreased $12,000, or 3.3%, compared to the same period in 2000. The decrease is a result of increased competition for service charge free banking and increased compensating balances of business account.

Other Expense

Total other expenses decreased $23,000, or 1.3%, for the three months ended March 31, 2001, compared to 2000. Operating expenses were 3.73% of average assets for the three months ended March 31, 2001, versus 4.24% for the comparable period in 2000. The decrease is related to management's efforts to control other operating expenses with a decrease of 11.5% partially offset by growing staff and premises expenses of 5.2%.

                              FINANCIAL CONDITION

Average total loans for the three months ended March 31, 2001, were $113.1 million versus $90.1 million for the same period in 2000, an increase of approximately $23 million, or 25.6%. Total average interest-bearing liabilities for the three months ended March 31, 2001, were $133.1 million versus $118.9 million for the same period in 2000, an increase of approximately $14.2 million, or 11.9%. The increase in average interest-bearing deposits reflects the sales effort of the Company and increased market rates.

Since December 31, 2000, total loans have grown $4.1 million, or 3.8%, and investment securities decreased by $23.7, or 42.8%. Total deposits increased $11.9 million, or 7.5%, from December 31, 2000, to March 31, 2001. The excess funds generated from the deposit growth, securities called, and maturities have been invested in loans, governmental and municipal securities and federal funds sold, which have grown from $0 at December 31, 2000, to $22.3 million at March 31, 2001. Total interest-bearing deposits have grown $8.5 million, or 6.9%. Noninterest-bearing deposits have grown $3.3 million, or 9.5%, since December 31, 2000.

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

                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                           ---------------------------------------------------------------------------------------
                                                              2001                                          2000
                                           ----------------------------------------     ------------------------------------------
                                                       INTEREST     AVERAGE                          INTEREST     AVERAGE
                                            AVERAGE       AND        YIELD/              AVERAGE        AND        YIELD/
($ IN THOUSANDS)                            BALANCE    DIVIDENDS      RATE      MIX      BALANCE     DIVIDENDS      RATE       MIX
                                           ----------  ---------    --------    ---     ----------   ---------    -------      ---

Interest-earning assets:
      Loans                                $ 113,123    $   2,638     9.35%      67%    $   90,055    $ 2,054      9.15%       60%
      Investment and mortgage-
          backed securities                   49,426          714     5.78%      29%        58,184        833      5.73%       38%
      Other interest-earning assets            6,283           74     4.72%       4%         2,873         40      5.58%        2%
                                           ---------    ---------               ---     ----------    -------                 ---
          Total interest-earning assets      168,832        3,426     8.14%     100%       151,112      2,927      7.77%      100%
                                                        ---------               ===                   -------                 ===
Noninterest-earning assets                    14,950                                        13,471
                                           ---------                                    ----------
      Total Assets                         $ 183,782                                    $  164,583
                                           =========                                    ==========

Interest-bearing liabilities:
      Demand, money market and
          NOW deposits                     $  46,263          381     3.31%      35%    $   35,328        281      3.19%       30%
      Savings                                 15,792           88     2.24%      12%        16,510         87      2.11%       14%
      Certificates of deposit                 66,194          929     5.63%      50%        65,954        836      5.08%       56%
      Other borrowings                         4,821           73     6.07%       3%         1,130         17      6.03%        0%
                                           ---------    ---------               ---     ----------    -------                 ---
          Total interest-bearing
             liabilities                   $ 133,070        1,471     4.43%     100%    $  118,922      1,221      4.12%      100%
                                           =========    =========               ===     ==========    =======                 ===

Interest rate spread                                                  3.70%                                        3.65%

Net interest margin                                     $   1,955     4.64%                           $ 1,706      4.53%
                                                        =========                                     =======


      Interest-bearing deposits            $ 128,249    $   1,398     4.37%      78%    $  117,792    $ 1,204      4.10%       77%
      Noninterest-bearing deposits            37,004           --     0.00%      22%        34,988         --      0.00%       23%
                                           ---------    ---------               ---     ----------    -------                 ---

          Total deposits                   $ 165,253    $   1,398     3.39%     100%    $  152,780    $ 1,204      3.16%      100%
                                           =========    =========               ===     ==========    =======                 ===

      Demand, money market and
          NOW deposits                     $  46,263    $     381     3.31%      56%    $   35,328    $   281      3.19%       50%
      Noninterest-bearing deposits            37,004           --     0.00%      44%        34,988         --      0.00%       50%
                                           ---------    ---------               ---     ----------    -------                 ---
          Total transaction
             deposit accounts              $  83,267    $     381     1.84%     100%    $   70,316   $   281       1.60%      100%
                                           =========    =========               ===     ==========    =======                 ===

Ratio of average interest-earning
      assets to average
      interest-bearing
      liabilities                             126.87%                                       127.07%
                                           =========                                    ==========

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

At March 31, 2001, the Company had 50 loans classified as substandard, doubtful, or loss totaling $1.9 million compared to $1.4 million at March 31, 2000.

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

At March 31, 2001, the allowance for credit losses amounted to $1,409,000, or 1.21% of outstanding loans. At December 31, 2000, the allowance for credit losses amounted to $1,354,000, or 1.21% of outstanding loans. Other real estate owned decreased $179,000 to $21,000 at March 31, 2001, as compared to $200,000 at December 31, 2000.

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

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, management reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company's cumulative one-year gap at March 31, 2001, was a negative 1% of assets. This falls within the Company's policy of a cumulative one-year gap range of negative 25% to positive 25%.

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $6.3 million in the first three months of 2001 as compared to $2.9 million in the same period of 2000. At March 31, 2001, and December 31, 2000, short-term investments totaled $22.3 million and $0, respectively. These funds are used as a source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis. The Company also has borrowing lines in place in order to meet funding requirements as necessary.

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

Deposits. Core Deposits, which exclude all certificates of deposit of $100,000 or more and public fund certificates of deposit of under $100,000, can serve as a relatively stable funding source for the Company's loan portfolio and other earning assets. Core deposits were $155.9 million at March 31, 2001, and $145.7 million at December 31, 2000. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. This base includes noninterest-bearing deposits of $38.5 million at March 31, 2001 compared to $35.2 million at December 31, 2000.

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

The Company uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At March 31, 2001, the Company had commitments to originate loans totaling $10.6 million, and had issued but unused letters of credit of $69,000 for the same period. In addition, scheduled maturities of certificates of deposit during the twelve months following March 31, 2001, totaled $54.9 million. Management believes substantially all commitments will be funded within twelve months. The Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment, if desired.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2001, as reflected in the following table.

The following table sets forth the Company's regulatory capital position (dollars in thousands):


                                                           Actual                Minimum          Well-Capitalized
                                                     Amount        %       Amount        %       Amount        %
                                                   ---------     ------    -------      -----    -------     ------

Total Capital (to Risk-Weighted Assets)            $  12,724     12.72%    $ 8,004      8.00%    $ 8,753     10.00%
Tier I Capital (to Risk-Weighted Assets)           $  11,473     11.47%    $ 4,003      4.00%    $ 6,018      6.00%
Tier I Capital (to Average Assets)                 $  11,473      6.27%    $ 7,303      4.00%    $ 9,153      5.00%

The following table sets forth Big Lake National Bank's regulatory capital position (dollars in thousands):


                                                           Actual                Minimum          Well-Capitalized
                                                     Amount        %       Amount        %       Amount        %
                                                   ---------     ------    -------      -----    -------     ------

Total Capital (to Risk-Weighted Assets)            $  11,908     11.99%    $ 7,944      8.00%    $ 9,944     10.00%
Tier I Capital (to Risk-Weighted Assets)           $  10,664     10.73%    $ 3,959      4.00%    $ 7,204      6.00%
Tier I Capital (to Average Assets)                 $  10,664      5.87%    $ 7,264      4.00%    $ 9,090      5.00%

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

                  Item 1.  Legal Proceedings.
                           None.

                  Item 2.  Changes in Securities.
                           None.

                  Item 3.  Defaults upon Senior Securities.
                           None.

                  Item 4.  Submission of Matters to a Vote of  Security Holders.

                           An Annual Meeting of Shareholders was held on March 15, 2001. At that meeting, a majority of the shareholders of record voted to elect John B. Boy, Jr., for 307,191, against 116, abstained 240, H. Gilbert Culbreth for 307,075, against 232, abstained 240 and Bobby Tucker, for 307,185, against 116, abstained 246 to serve until the Annual Meeting of Shareholders in 2004 and Joe Mullins, for 307,191, against 116 and abstained 240 to serve until the Annual Meeting of Shareholders in 2002, and to transact such other or further business as may properly come before the 2001 Annual Meeting and any adjournment or postponement thereof.

                  Item 5.  Other Information.
                           None.

                  Item 6.  Exhibits and Reports on Form 8-K.
                           a)       Exhibits.
                                    None.

                           b)       Reports on Form 8-K.
                                    None.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Big Lake Financial Corporation




Date:  May 11, 2001                          /s/ Joe G. Mullins
     ---------------------------             ---------------------------------
                                             Joe G. Mullins
                                             Executive Vice President and
                                             Chief Administrative Officer



Date: May 11, 2001                           /s/ Anita DeWitt
     ---------------------------             ---------------------------------
                                             Anita DeWitt
                                             Treasurer