Form 10QSB
period 2001-06-30
BIG LAKE FINANCIAL CORP
filed 2001-08-10
CIK 789561

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

                  For the Quarterly Period Ended June 30, 2001
                        Commission File Number 333-30779
                                               ---------

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

                       ----------------------------------

                                 (863) 467-4663
                                 --------------
               (Registrant's telephone number including area code)

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

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

     Class                                     Outstanding as of August 10, 2001
--------------                                 ---------------------------------
Common Stock                                               543,870
Par Value $0.01 per share

                         BIG LAKE FINANCIAL CORPORATION

                FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
REPORT OF INDEPENDENT ACCOUNTANTS                                                                         3

PART I:  FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS:
                  Consolidated Condensed Balance Sheets as of June 30, 2001
                  (Unaudited) and December 31, 2000                                                       4

                  Consolidated Condensed Statements of Operations and Comprehensive Income
                  for the Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)                   5

                  Consolidated Condensed Statements of Cash Flows for the Three and Six Months
                  Ended June 30, 2001 and 2000 (Unaudited)                                                6

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                   7

                  Notes to Consolidated Financial Statements (Unaudited)                                  8

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                              12

PART II:  OTHER INFORMATION                                                                              19

SIGNATURES                                                                                               20

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Big Lake Financial Corporation and Subsidiary
Okeechobee, Florida

We have reviewed the accompanying consolidated condensed balance sheet of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary, Big Lake National Bank (the "Bank"), as of June 30, 2001, and the related consolidated condensed statements of operations and comprehensive income and cash flows for the three and six month periods ended June 30, 2001 and 2000, and the related consolidated statement of changes in stockholders' equity for the six month period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management.

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



STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
August 10, 2001

PART I:  FINANCIAL INFORMATION
    ITEM 1:  FINANCIAL STATEMENTS

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  June 30, 2001
                                                                                    (Unaudited)               December 31, 2000
                                                                                   -------------              -----------------
ASSETS
Cash and due from banks                                                              $  11,603                    $   8,077
Federal funds sold                                                                      24,198                           --
                                                                                     ---------                    ---------
        Total cash and cash equivalents                                                 35,801                        8,077
Securities available-for-sale at fair value                                             23,777                       55,354
Securities held-to-maturity (market value
     of $2,447 for 2001 and $1,523 for 2000)                                             2,431                        1,523
Loans receivable less allowance for credit losses                                      119,732                      110,261
Facilities                                                                               3,722                        3,018
Deferred income taxes                                                                      708                          883
Intangible assets                                                                        1,739                        1,876
Other assets                                                                             1,454                        2,162
                                                                                     ---------                    ---------

              TOTAL                                                                  $ 189,364                    $ 183,154
                                                                                     =========                    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                                          $  38,652                    $  35,188
        Interest-bearing                                                               132,748                      123,072
                                                                                     ---------                    ---------

              Total deposits                                                           171,400                      158,260

Other borrowings                                                                         2,357                       10,813
Accounts payable and other liabilities                                                   1,799                        1,448
                                                                                     ---------                    ---------

              Total liabilities                                                        175,556                      170,521
                                                                                     ---------                    ---------

Commitments and contingencies                                                               --                           --
                                                                                     ---------                    ---------

Stockholders' equity:
        Common stock                                                                         5                            5
        Additional paid-in capital                                                       8,504                        7,974
        Retained earnings                                                                5,192                        4,851
        Accumulated other comprehensive income:
              Net unrealized holding gains (losses) on securities                          107                         (197)
                                                                                     ---------                    ---------

              Total stockholders' equity                                                13,808                       12,633
                                                                                     ---------                    ---------

              TOTAL                                                                  $ 189,364                    $ 183,154
                                                                                     =========                    =========

Book value per common share                                                          $   25.39                    $   23.52
                                                                                     =========                    =========

Common shares outstanding, adjusted for stock dividends                                543,870                      537,095
                                                                                     =========                    =========

* Condensed from December 31, 2000, audited balance sheet

     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                      BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE INCOME (UNAUDITED)
                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         For the Three Months             For the Six Months
                                                                             Ended June 30,                  Ended June 30,
                                                                       --------------------------        -------------------------
                                                                         2001             2000             2001            2000
                                                                       ---------        ---------        ---------       ---------
Interest and fees on loans                                             $   2,720        $   2,280        $   5,358       $   4,334
Interest and dividend income from investment securities                      380              833            1,094           1,666
Other interest income                                                        275                8              349              48
                                                                       ---------        ---------        ---------       ---------

         Total interest income                                             3,375            3,121            6,801           6,048

Interest expense on deposits and other                                     1,347            1,275            2,818           2,496
                                                                       ---------        ---------        ---------       ---------

         Net interest income before provision for credit losses            2,028            1,846            3,983           3,552

Provision for credit losses                                                  120               90              200             150
                                                                       ---------        ---------        ---------       ---------

         Net interest income                                               1,908            1,756            3,783           3,402
                                                                       ---------        ---------        ---------       ---------

Service charges on deposit accounts                                          204              310              552             670
Other fees for customer service and other income                             172               84              193              88
                                                                       ---------        ---------        ---------       ---------

         Total other income                                                  376              394              745             758
                                                                       ---------        ---------        ---------       ---------

Other expenses:
     Salaries and employee benefits                                          864              822            1,720           1,646
     Expenses of bank premises and fixed assets                              250              240              506             473
     Other operating expenses                                                616              561            1,217           1,240
                                                                       ---------        ---------        ---------       ---------

         Total other expenses                                              1,730            1,623            3,443           3,359
                                                                       ---------        ---------        ---------       ---------

Income before provision for income taxes                                     554              527            1,085             801

Provision for income taxes                                                   233              189              420             311
                                                                       ---------        ---------        ---------       ---------

Net income                                                                   321              338              665             490

Other comprehensive income, net of tax:
     Unrealized holding gains arising during period                           48               11              304              62
                                                                       ---------        ---------        ---------       ---------

Comprehensive income                                                   $     369        $     349        $     969       $     552
                                                                       =========        =========        =========       =========


Earnings per share
     Basic                                                             $    0.59        $    0.64        $    1.23       $    0.94
                                                                       =========        =========        =========       =========
     Diluted                                                           $    0.59        $    0.64        $    1.23       $    0.93
                                                                       =========        =========        =========       =========

Weighted average common shares outstanding during period
     Basic                                                               540,479          524,201          539,517         523,358
                                                                       =========        =========        =========       =========
     Diluted                                                             540,479          528,859          539,517         528,016
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

                      BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         For the Three Months             For the Six Months
                                                                             Ended June 30,                  Ended June 30,
                                                                       --------------------------        -------------------------
                                                                         2001             2000             2001            2000
                                                                       ---------        ---------        ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $   1,067        $   1,761        $   2,207       $   2,162
                                                                       ---------        ---------        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in:
         Investment securities                                             7,000              (20)          30,669             (51)
         Loans                                                            (5,237)          (7,006)          (9,471)        (13,297)
         Other real estate                                                   (15)             248              164             272
     Purchases of premises and equipment, net                               (687)            (119)            (704)           (251)
                                                                       ---------        ---------        ---------       ---------

         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  1,061           (6,897)          20,658         (13,327)
                                                                       ---------        ---------        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                              1,286               47           13,140           8,103
     Proceeds from and (repayment) of other borrowings                       950            3,684           (8,456)          2,619
     Stock options exercised                                                  69               --              182              47
     Cash paid in lieu of fractional shares                                   --                1               (7)             (7)
                                                                       ---------        ---------        ---------       ---------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,305            3,732            4,859          10,762
                                                                       ---------        ---------        ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       4,433           (1,404)          27,724            (403)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                      31,368           10,522            8,077           9,521
                                                                       ---------        ---------        ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  35,801        $   9,118        $  35,801       $   9,118
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

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                           Net
                                                                                                        Unrealized
                                                     Common Stock         Additional                      Holding        Total
                                                ---------------------       Paid-in       Retained       Losses on    Stockholders'
                                                 Shares        Amount       Capital       Earnings       Securities      Equity
                                                -------        ------     ----------      --------      -----------   -------------
                                                                                 (Dollars In Thousands)
Balance, December 31, 2000                      524,201        $   5        $7,974        $ 4,851         $(197)        $ 12,633

Stock dividend declared                          12,894           --           348           (348)           --               --
Options exercised                                 6,775           --           182             31            --              213
Cash paid in lieu of fractional shares               --           --            --             (7)           --               (7)
Comprehensive income:
     Net income                                      --           --            --            665            --
     Net change in net unrealized
        holding gains on securities                  --           --            --             --           304

              Total comprehensive income             --           --            --             --            --              969
                                                -------        -----        ------        -------         -----         --------

Balance, June 30, 2001                          543,870        $   5        $8,504        $ 5,192         $ 107         $ 13,808
                                                =======        =====        ======        =======         =====         ========


     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary Big Lake National Bank (the "Bank"). The consolidated financial statements for the three and six months ended June 30, 2001 and 2000, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods of 2001 are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 2000 Annual Report to Stockholders and are incorporated herein by reference.

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

Recent Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," a replacement of SFAS No. 125 and amended SFAS No.133. SFAS No. 140 revises the standards for securitization and other transfers of financial assets and collateral and requires certain disclosures and is effective as of March 31, 2001. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 1 -- ACCOUNTING POLICIES (Continued)

In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Instead of amortization, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment applying a fair-value based test. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. At June 30, 2001, the Company has recorded goodwill of $235,000 and core deposit premiums totaling $1.5 million with finite useful lives ranging from seven to ten years; thus management does not believe that the effects of the new standards will have a material impact on the Company's financial statements.

On July 6, 2001, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," which requires companies to have adequate documentation on the development and application of a systematic methodology in determining allowance for loan losses. Management believes that it has complied with the requirements and that the adoption will have no material impact to the financial statements.

Reclassifications

Certain amounts in the prior periods have been reclassified to conform with the presentation for the current period.

NOTE 2 -- STOCK DIVIDEND

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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 3 -- COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 2 above, the Company declared a 2.5% stock dividend. The average number of shares and dilutive potential shares have been restated for the stock dividend. At June 30, 2001, and during the quarter then ended, the Company no longer had any dilutive stock options outstanding. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three and six months ended June 30, 2001 and 2000 (in thousands except per share data).

                                                                       For the Three Months Ended        For the Six Months Ended
                                                                                 June 30,                        June 30,
                                                                       --------------------------        -------------------------
                                                                         2001             2000             2001            2000
                                                                       ---------        ---------        ---------       ---------
Basic EPS computation:
    Numerator -- Net income                                            $     321        $     338        $     665       $     490
    Denominator -- Weighted average shares outstanding                       540              524              540             523
                                                                       ---------        ---------        ---------       ---------

    Basic EPS                                                          $    0.59        $    0.64        $    1.23       $    0.94
                                                                       =========        =========        =========       =========

Diluted EPS computation:
    Numerator -- Net income                                            $     321        $     338        $     665       $     490
                                                                       ---------        ---------        ---------       ---------
    Denominator -- Weighted average shares outstanding                       540              524              540             523
    Stock options                                                             --                5               --               5
                                                                       ---------        ---------        ---------       ---------
                                                                             540              529              540             528
                                                                       ---------        ---------        ---------       ---------
    Diluted EPS                                                        $    0.59        $    0.64        $    1.23       $    0.93
                                                                       =========        =========        =========       =========


NOTE 4 -- INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities were as follows (dollars in thousands):

                                                                              June 30, 2001                  December 31, 2000
                                                                       --------------------------        -------------------------
                                                                                        Estimated                        Estimated
                                                                       Amortized          Fair           Amortized          Fair
                                                                          Cost            Value            Cost             Value
                                                                       ---------        ---------        ---------       ---------
Securities available-for-sale:
     U.S. Government agencies and other                                $  23,610        $  23,777        $  55,662       $  55,354
                                                                       =========        =========        =========       =========

                                                                                        Estimated                        Estimated
                                                                       Amortized          Fair           Amortized          Fair
                                                                          Cost            Value            Cost             Value
                                                                       ---------        ---------        ---------       ---------
Securities to be held-to-maturity:
     State and municipal                                               $   2,431        $   2,447        $   1,523       $   1,523
                                                                       =========        =========        =========       =========

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 5 -- LOANS

Loans consisted of (dollars in thousands):

                                                                                     June 30,                    December 31,
                                                                                       2001                          2000
                                                                                     ---------                   ------------
Real estate                                                                          $ 100,204                    $  92,227
Consumer and other loans                                                                10,254                       10,078
Commercial and agricultural                                                             10,931                        9,505
                                                                                     ---------                    ---------
    Total loans, gross                                                                 121,389                      111,810
Unearned income and deferred fees and credits                                             (162)                        (195)
Allowance for credit losses                                                             (1,495)                      (1,354)
                                                                                     ---------                    ---------
    Net loans                                                                        $ 119,732                    $ 110,261
                                                                                     =========                    =========


NOTE 6 -- ALLOWANCE FOR CREDIT LOSSES

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

                                                                                 For the Six Months          For the Twelve Months
                                                                                   Ended June 30,             Ended December 31,
                                                                                       2001                         2000
                                                                                 ------------------          ---------------------
Balance, beginning of period                                                         $   1,354                    $   1,214
Recoveries                                                                                  16                           45
Charge-offs                                                                                (75)                        (235)
Provision charged to expense                                                               200                          330
                                                                                     ---------                    ---------

Balance, end of period                                                               $   1,495                    $   1,354
                                                                                     =========                    =========

NOTE 7 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments at June 30, 2001, consisted of commitments to extend credit approximating $10.7 million and letters of credit of $94,000.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is a bank holding company with consolidated assets of $189.4 million at June 30, 2001. Since December 31, 2000, the Company's total assets have grown $6.2 million from $183.2 million, an increase of 3.4%. During the same period, net loans have grown by $9.5 million from $110.3 million to $119.7 million, an increase of 8.6%.

Net income was $369,000 and $969,000 for the three and six months ended June 30, 2001, respectively, compared with $349,000 and $552,000 for the same periods in 2000, an decrease of $17,000, or -5%, for the three months ended and an increase of $175,000 or 35.7% for the six months ended June 30, 2001. The decrease in net income for the three-month period is due to one-time operating costs associated with new regulatory changes and decreased investment income. The increase for the six-month period is primarily due to decreases in the cost of funding the loan growth and overall control of noninterest expenses during the six-month period of 2000.

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

                              RESULTS OF OPERATIONS

General

Net earnings for the three months ended June 30, 2001, were $321,000 or $0.59 per share, compared to net earnings of $338,000, or $0.64 per share, for the three months ended June 30, 2000. The decrease in net earnings was primarily due one-time stationary, supply and postage costs associated with new "Privacy Act" regulatory changes and a decrease in security income of 54.4%.

Net Interest Income

Interest income increased by $254,000 from $3,121,000 and $753,000 from $6,048,000 for the three and six months ended June 30, 2000, respectively, to $3,375,000 and $6,801,000 for the three and six months ended June 30, 2001, respectively. Interest and fee income on loans increased $1,024,000 due to an increase in the average loan portfolio balance from $94.2 million for the six months ended June 30, 2000, to $115.7 million for the comparable 2000 period. Average yields on loans improved to 9.28% in 2001 versus 9.25% in 2000. Interest on investment securities declined to $1.1 million with a decrease in the average balance of the portfolio from $58.2 million in 2000 to $38.7 million in 2001. The average yield on the investment securities portfolio decreased to 5.65% at June 30, 2001, from 5.73% in the same period in 2000. Interest on other interest-earning assets increased $301,000 due to an increase of $15.0 million in average other interest-earning assets, primarily Federal Funds sold, for the quarter ended June 30, 2001, as compared with the same period in 2000. Strong loan growth during the first six months of 2001 offset in part by interest rate decreases by the Federal Reserve Bank, contributed to the overall rise in the average yield on total interest-earning assets from 7.89% in 2000 to 7.97% in 2001.

Interest expense increased to $1,347,000 and 2,818,000 for the three and six months ended June 30, 2001, respectively, from $1,275,000 and $2,496,000 for the three and six months ended June 30, 2000, respectively. This increase was primarily due to growth in average interest-bearing liabilities from $120.1 million for the six months ended June 30, 2000, to $133.7 million for the comparable 2000 period. The majority of growth is related to selling competitive products, an emphasis on cross-selling products and limited periodic rate specials on certificates of deposits to attract new clients. The average rate paid on interest-bearing liabilities increased 5 basis points. This rise was primarily attributed to rising interest rates in the market for rates paid on deposits and other borrowings.

The net interest margin for the six months ended June 30, 2001, was 4.67% as compared with 4.64% for the same period in 2000. This rise was primarily attributable to increased loan volume, increased competition for loans and funds in the market, and asset/liability management by the bank's management team.

Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. This level is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions, as they relate to the Company's market area, as well as other factors relating to the collectibility of the Company's loan portfolio. For the six months ended June 30, 2001, loan charge-offs were $75,000 compared to $198,000 for the same period in 2000. This is due to seasoning of the loan portfolio and changing economic conditions. For the six months ended June 30, 2001, loan recoveries were $16,000 compared to $19,000 for the same period in 2000. The provision for the three and six months ended June 30, 2001, was $120,000 and $200,000, respectively, as compared with $90,000 and $150,000 for the three and six months ended June 30, 2000, respectively.

Other Income

This is due lower deposit service charges as clients are maintaining higher balances to meet no charge requirements of their accounts. Deposit service charges decreased $106,000 or 34.2% and $118,000 or 17.6% for the three and six months ended June 30, 2001, respectively, compared to the same period in 2000.

Other Expense

Total other expense increased $107,000, or 6.6% and $84,000 or 2.5%, for the three and six months ended June 30, 2001, respectively, compared to 2000, reflecting the overall growth of the Bank. Annualized operating expenses were 3.68% and 3.67% of average assets for the three and six months ended June 30, 2001, respectively, versus 3.90% and 4.03%, respectively for the comparable period in 2000. The improvement is related to increased average assets combined with ongoing control of operating expenses and infrastructure improvements as the Company grows beyond the year 2001.

                               FINANCIAL CONDITION

Average total loans for the six months ended June 30, 2001, were $115.7 million versus $94.2 million for the same period in 2000, an increase of $21.5 million, or 22.8%. Total average interest-bearing liabilities for the six months ended June 30, 2001, were $133.7 million versus $120.1 million for the same period in 2000, an increase of $13.6 million, or 11.3%. The increase in average interest-bearing liabilities reflects the sales effort of the Company and current stock market performance.

Since December 31, 2000, total loans have grown $9.5 million, or 8.6%, and investment securities decreased by $30.7 million, or 53.9%. Total deposits increased $13.1 million, or 8.3%, from December 31, 2000, to June 30, 2001. The excess funds generated from the deposit growth have been invested in loan growth and federal funds sold, which have grown from $0 at December 31, 2000, to $24.2 million at June 30, 2001. Total interest-bearing deposits have grown $9.7 million, or 7.9% during the first six months of 2001. Noninterest-bearing deposits have grown $3.5 million, or 9.8%, since December 31, 2000.

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

                                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                            --------------------------------------------------------------------------------------
                                                              2001                                          2000
                                            -----------------------------------------    -----------------------------------------
                                                        INTEREST      AVERAGE                       INTEREST      AVERAGE
                                             AVERAGE       AND         YIELD/             AVERAGE     AND          YIELD/
($ IN THOUSANDS)                             BALANCE    DIVIDENDS       RATE      MIX     BALANCE   DIVIDENDS       RATE       MIX
                                            ---------   ---------     --------    ---    ---------  ---------     -------      ---
Interest-earning assets:
      Loans                                 $ 115,740    $ 5,358          9.28%    68%   $  94,206   $ 4,334       9.25%       61%
      Investment and mortgage-
          backed securities                    38,722      1,094          5.65%    23%      58,184     1,666       5.73%       38%
      Other interest-earning
          assets                               16,647        349          4.20%    10%       1,679        48       5.75%        1%
                                                         -------                  ---    ---------   -------                  ---
          Total interest-earning
             assets                           171,109      6,801          7.97%   100%     154,069     6,048       7.89%      100%
                                            ---------    -------                  ===                -------                  ===

Noninterest-earning assets                     16,736                                       12,402
                                            ---------                                    ---------
      Total Assets                          $ 187,845                                    $ 166,471
                                            =========                                    =========

Interest-bearing liabilities:
      Demand, money market and
          NOW deposits                      $  46,644        727          3.13%    35%   $  36,222       577       3.20%       30%
      Savings                                  15,783        129          1.64%    12%      16,719       176       2.12%       14%
      Certificates of deposit                  68,043      1,875          5.53%    51%      65,368     1,691       5.20%       55%
      Other borrowings                          3,183         87          5.48%     2%       1,761        52       5.94%        1%
                                            ---------    -------                  ---    ---------   -------                  ---
          Total interest-bearing
             liabilities                    $ 133,653      2,818          4.23%   100%   $ 120,070     2,496       4.18%      100%
                                            =========    -------                  ===    =========   -------                  ===

Interest rate spread                                                      3.74%                                    3.71%

Net interest margin                                      $ 3,983          4.67%                      $ 3,552       4.64%
                                                         =======                                     =======

      Interest-bearing deposits             $ 130,470    $ 2,731          4.20%    78%   $ 118,309   $ 2,444       4.15%       78%
      Noninterest-bearing deposits             37,657         --          0.00%    22%      33,930        --       0.00%       22%
                                            ---------    -------                  ---    ---------   -------                  ---

          Total deposits                    $ 168,127    $ 2,731          3.26%   100%   $ 152,239   $ 2,444       3.23%      100%
                                            =========    =======                  ===    =========   =======                  ===

      Demand, money market and
          NOW deposits                      $  46,644    $   727          3.13%    55%   $  36,222   $   577       3.20%       52%
      Noninterest-bearing deposits             37,657         --          0.00%    45%      33,930        --       0.00%       48%
                                            ---------    -------                  ---    ---------   -------                  ---
          Total transaction
             deposit accounts               $  84,301    $   727          1.73%   100%   $  70,152   $   577       1.65%      100%
                                            =========    =======                  ===    =========   =======                  ===

Ratio of average interest-earning
      assets to average interest-bearing
      liabilities                              128.02%                                      128.32%
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

At June 30, 2001, the Company had 51 loans classified as substandard, doubtful, or loss totaling $1.9 million compared to $2.4 million at June 30, 2000.

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

At June 30, 2001, the allowance for credit losses amounted to $1,495,000, or 1.23% of outstanding loans. At December 31, 2000, the allowance for credit losses amounted to $1,354,000, or 1.21% of outstanding loans. Other real estate owned decreased $164,000 to $36,000 at June 30, 2001, as compared to $200,000 at December 31, 2000.

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

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, management reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company's cumulative one-year gap at June 30, 2001, was a negative 3.5% of assets. This falls within the Company's policy of a cumulative one-year gap range of negative 25% to positive 25%.

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $16.6 million in the first six months of 2001 as compared to $1.7 million in the same period of 2000. At June 30, 2001, and December 31, 2000, short-term investments totaled $24.2 million and $0, respectively. These funds are used as a source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis. The Company also has borrowing lines in place in order to meet funding requirements as necessary.

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

Deposits. Core Deposits, which exclude all certificates of deposit of $100,000 or more and public fund certificates of deposit of under $100,000, can serve as a relatively stable funding source for the Company's loan portfolio and other earning assets. Core deposits were $155.2 million at June 30, 2001, and $145.7 million at December 31, 2000. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. This base includes noninterest-bearing deposits of $38.7 million at June 30, 2001 compared to $35.2 million at December 31, 2000.

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

The Company uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 2001, the Company had commitments to originate loans totaling $10.7 million, and had issued but unused letters of credit of $94,000 for the same period. In addition, scheduled maturities of certificates of deposit during the twelve months following June 30, 2001, totaled $56.7 million. Management believes commitments will be funded within twelve months. The Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment, if desired.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2001, as reflected in the following table.

The following table sets forth the Company's regulatory capital position (dollars in thousands):

                                                           Actual                Minimum          Well-Capitalized
                                                    -------------------    ------------------   -------------------
                                                     Amount        %        Amount        %      Amount        %
                                                    --------     ------    -------      -----   --------     ------
Total Capital (to Risk-Weighted Assets)             $ 13,250     12.85%    $ 8,250      8.00%   $ 10,310     10.00%
Tier I Capital (to Risk-Weighted Assets)            $ 11,962     12.60%    $ 4,122      4.00%   $  6,182      6.00%
Tier I Capital (to Average Assets)                  $ 11,962      6.43%    $ 7,442      4.00%   $  9,302      5.00%

The following table sets forth the Bank's regulatory capital position (dollars in thousands):

                                                           Actual                Minimum          Well-Capitalized
                                                    -------------------    ------------------   -------------------
                                                     Amount        %        Amount        %      Amount        %
                                                    --------     ------    -------      -----   --------     ------
Total Capital (to Risk-Weighted Assets)             $ 12,435     12.17%    $ 8,175      8.00%   $ 10,215     10.00%
Tier I Capital (to Risk-Weighted Assets)            $ 11,155     10.92%    $ 4,085      4.00%   $  6,135      6.00%
Tier I Capital (to Average Assets)                  $ 11,155      6.03%    $ 7,405      4.00%   $  9,256      5.00%

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


                                       Big Lake Financial Corporation



Date: August 10, 2001                  /s/ Joe G. Mullins
                                       -----------------------------
                                       Joe G. Mullins
                                       Executive Vice President and
                                       Chief Administrative Officer



Date: August 10, 2001                  /s/ Anita DeWitt
                                       -----------------------------
                                       Anita DeWitt
                                       Treasurer