Form 10QSB
period 2001-09-30
BIG LAKE FINANCIAL CORP
filed 2001-11-13
CIK 789561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2001
                        Commission File Number 333-30779
                                               ---------

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

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

     Class                             Outstanding as of November 9, 2001
--------------------------             ----------------------------------
Common Stock                                        543,889
Par Value $0.01 per share

                         BIG LAKE FINANCIAL CORPORATION

             FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
REPORT OF INDEPENDENT ACCOUNTANTS                                                                         3

PART I:  FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS:
                  Consolidated Condensed Balance Sheets as of September 30, 2001
                  (Unaudited) and December 31, 2000                                                       4

                  Consolidated Condensed Statements of Operations and Comprehensive Income
                  for the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)             5

                  Consolidated Condensed Statements of Cash Flows for the Three and Nine Months
                  Ended September 30, 2001 and 2000 (Unaudited)                                           6

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                   7

                  Notes to Consolidated Financial Statements (Unaudited)                                  8

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                               12

PART II:  OTHER INFORMATION                                                                               19

SIGNATURES                                                                                                20

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Big Lake Financial Corporation and Subsidiary
Okeechobee, Florida

We have reviewed the accompanying consolidated condensed balance sheet of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary, Big Lake National Bank (the "Bank"), as of September 30, 2001, and the related consolidated condensed statements of operations and comprehensive income and cash flows for the three and nine month periods ended September 30, 2001 and 2000, and the related consolidated statement of changes in stockholders' equity for the nine month period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
November 9, 2001

PART I: FINANCIAL INFORMATION

         ITEM 1: FINANCIAL STATEMENTS

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       September 30, 2001
                                                                           (Unaudited)       December 31, 2000*
                                                                       ------------------    ------------------
ASSETS
Cash and due from banks                                                      $  7,597             $   8,077
Federal funds sold                                                              9,478                    --
                                                                             --------             ---------
        Total cash and cash equivalents                                        17,075                 8,077
Securities available-for-sale at fair value                                    27,217                55,354
Securities held-to-maturity (market value
     of $2,847 for 2001 and $1,523 for 2000)                                    2,789                 1,523
Loans receivable less allowance for credit losses                             129,060               110,261
Facilities                                                                      3,991                 3,018
Deferred income taxes                                                             614                   883
Intangible assets                                                               1,670                 1,876
Other assets                                                                    1,498                 2,162
                                                                             --------             ---------

              TOTAL                                                          $183,914             $ 183,154
                                                                             ========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                                  $ 36,326             $  35,188
        Interest-bearing                                                      129,597               123,072
                                                                             --------             ---------

              Total deposits                                                  165,923               158,260

Other borrowings                                                                2,027                10,813
Accounts payable and other liabilities                                          1,587                 1,448
                                                                             --------             ---------

              Total liabilities                                               169,537               170,521
                                                                             --------             ---------

Commitments and contingencies                                                      --                    --
                                                                             --------             ---------

Stockholders' equity:
        Common stock                                                                5                     5
        Additional paid-in capital                                              8,504                 7,974
        Retained earnings                                                       5,625                 4,851
        Accumulated other comprehensive income:
              Net unrealized holding gains (losses) on securities                 243                  (197)
                                                                             --------             ---------

              Total stockholders' equity                                       14,377                12,633
                                                                             --------             ---------

              TOTAL                                                          $183,914             $ 183,154
                                                                             ========             =========

Book value per common share                                                  $  26.43             $   23.52
                                                                             ========             =========

Common shares outstanding, adjusted for stock dividends                       543,889               537,114
                                                                             ========             =========

*Condensed from December 31, 2000, audited balance sheet

     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                            For the Three Months             For the Nine Months
                                                                             Ended September 30,             Ended September 30,
                                                                           ------------------------        ------------------------
                                                                             2001            2000            2001            2000
                                                                           --------        --------        --------        --------
Interest and fees on loans                                                 $  2,772        $  2,478        $  8,130        $  6,812
Interest and dividend income from investment securities                         388             833           1,482           2,499
Other interest income                                                           168               1             517              49
                                                                           --------        --------        --------        --------

         Total interest income                                                3,328           3,312          10,129           9,360

Interest expense on deposits and other                                        1,242           1,499           4,060           3,995
                                                                           --------        --------        --------        --------

         Net interest income before provision for credit losses               2,086           1,813           6,069           5,365

Provision for credit losses                                                     120              90             320             240
                                                                           --------        --------        --------        --------

         Net interest income                                                  1,966           1,723           5,749           5,125
                                                                           --------        --------        --------        --------

Service charges on deposit accounts                                             334             349             886           1,019
Other fees for customer service and other income                                 67              49             260             137
                                                                           --------        --------        --------        --------

         Total other income                                                     401             398           1,146           1,156
                                                                           --------        --------        --------        --------

Other expenses:
     Salaries and employee benefits                                             874             826           2,594           2,472
     Expenses of bank premises and fixed assets                                 262             243             768             716
     Other operating expenses                                                   566             532           1,783           1,772
                                                                           --------        --------        --------        --------

         Total other expenses                                                 1,702           1,601           5,145           4,960
                                                                           --------        --------        --------        --------

Income before provision for income taxes                                        665             520           1,750           1,321

Provision for income taxes                                                      232             181             652             492
                                                                           --------        --------        --------        --------

Net income                                                                      433             339           1,098             829

Other comprehensive income, net of tax:
     Unrealized holding gains arising during period                             136             425             440             487
                                                                           --------        --------        --------        --------

Comprehensive income                                                       $    569        $    764        $  1,538        $  1,316
                                                                           ========        ========        ========        ========


Earnings per share
     Basic                                                                 $   0.80        $   0.63        $   2.03        $   1.55
                                                                           ========        ========        ========        ========
     Diluted                                                               $   0.80        $   0.63        $   2.03        $   1.53
                                                                           ========        ========        ========        ========

Weighted average common shares outstanding during period
     Basic                                                                  542,203         537,114         541,003         536,553
                                                                           ========        ========        ========        ========
     Diluted                                                                542,203         541,772         541,003         541,211
                                                                           ========        ========        ========        ========

     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                        For the Three Months               For the Nine Months
                                                                         Ended September 30,               Ended September 30,
                                                                       ------------------------         -------------------------
                                                                         2001             2000            2001             2000
                                                                       --------         -------         --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $    440         $   452         $  2,647         $  2,441
                                                                       --------         -------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net (increase) decrease in:
            Investment securities                                        (3,798)           (681)          26,871             (732)
            Loans                                                        (9,328)         (3,835)         (18,799)         (17,132)
            Other real estate                                                36             (20)             200              252
       Purchases of premises and equipment, net                            (269)             70             (973)              (8)
                                                                       --------         -------         --------         --------

            NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES            (13,359)         (4,466)           7,299          (17,620)
                                                                       --------         -------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase (decrease) in deposits                               (5,477)         (4,136)           7,663            3,967
       Proceeds from and (repayment) of other borrowings                   (330)          6,806           (8,786)           9,425
       Stock options exercised                                               --              --              182               47
       Cash paid in lieu of fractional shares                                --              --               (7)              (7)
                                                                       --------         -------         --------         --------

            NET CASH PROVIDED (USED)
                        BY FINANCING ACTIVITIES                          (5,807)          2,670             (948)          13,432
                                                                       --------         -------         --------         --------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                   (18,726)         (1,344)           8,998           (1,747)

CASH AND CASH EQUIVALENTS AT
             BEGINNING OF THE PERIOD                                     35,801           9,118            8,077            9,521
                                                                       --------         -------         --------         --------

CASH AND CASH EQUIVALENTS AT
            END OF PERIOD                                              $ 17,075         $ 7,774         $ 17,075         $  7,774
                                                                       ========         =======         ========         ========

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                           Net
                                                                                                        Unrealized
                                                                          Additional                   Holding Gains      Total
                                                    Common Stock            Paid-in       Retained      (Losses) on    Stockholders'
                                                 Shares       Amount        Capital       Earnings       Securities       Equity
                                                 -------      ------      ----------      --------     -------------   -------------
                                                                               (Dollars In Thousands)
Balance, December 31, 2000                       524,201        $ 5         $7,974         $4,851          $(197)        $12,633

Stock dividend declared                           12,913          -            348           (348)            --              --
Options exercised                                  6,775          -            182             31             --             213
Cash paid in lieu of fractional shares                --          -             --             (7)            --              (7)
Comprehensive income:
  Net income                                          --         --             --          1,098             --
  Net change in net unrealized
    holding gains on securities                       --         --             --             --            440

              Total comprehensive income              --         --             --             --             --           1,538
                                                 -------        ---         ------         ------          -----         -------

Balance, September 30, 2001                      543,889        $ 5         $8,504         $5,625          $ 243         $14,377
                                                 =======        ===         ======         ======          =====         =======

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Big Lake Financial Corporation (the "Company") and its wholly-owned subsidiary Big Lake National Bank (the "Bank"). The consolidated financial statements for the three and nine months ended September 30, 2001 and 2000, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods of 2001 are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 2000 Annual Report to Stockholders and are incorporated herein by reference.

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

Recent Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125 and amended SFAS No.133. SFAS No. 140 revises the standards for securitization and other transfers of financial assets and collateral and requires certain disclosures and is effective as of March 31, 2001. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 1 - ACCOUNTING POLICIES (Continued)

In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Instead of amortization, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment applying a fair value based test. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. At September 30, 2001, the Company has recorded goodwill of $235,000 and core deposit premiums totaling $1.5 million with finite useful lives ranging from seven to ten years; thus management does not believe that the effects of the new standards will have a material impact on the Company's financial statements.

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

Reclassifications

Certain amounts in the prior periods have been reclassified to conform to the presentation for the current period.

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

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 2, the Company declared a 2.5% stock dividend. The average number of shares and dilutive potential shares have been restated for the stock dividend. At September 30, 2001, and during the quarter then ended, the Company no longer had any dilutive stock options outstanding. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three and nine months ended September 30, 2001 and 2000 (in thousands except per share data).

                                                                  For the Three Months Ended  For the Nine Months Ended
                                                                         September 30,              September 30,
                                                                       2001         2000         2001           2000
                                                                      ------       ------       -------        ------
     Basic EPS computation:
         Numerator - Net income                                       $ 433        $ 339         $1,098        $ 829
         Denominator - Weighted average shares outstanding              542          537            541          537
                                                                      -----        -----         ------        -----

         Basic EPS                                                    $0.80        $0.63         $ 2.03        $1.55
                                                                      =====        =====         ======        =====

     Diluted EPS computation:
         Numerator - Net income                                       $ 433        $ 339         $1,098        $ 829
                                                                      -----        -----         ------        -----
         Denominator - Weighted average shares outstanding              542          537            541          537
         Stock options                                                   --            5             --            4
                                                                      -----        -----         ------        -----
                                                                        542          542            541          541
                                                                      -----        -----         ------        -----
         Diluted EPS                                                  $0.80        $0.63         $ 2.03        $1.53
                                                                      =====        =====         ======        =====

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities were as follows (dollars in thousands):

                                                       September 30, 2001                 December 31, 2000
                                                   --------------------------        --------------------------
                                                                    Estimated                         Estimated
                                                   Amortized          Fair           Amortized          Fair
                                                     Cost             Value            Cost             Value
                                                   ---------        ---------        ---------        ---------
Securities available-for-sale:
     U.S. Government agencies and other             $26,837          $27,217          $55,662          $55,354
                                                    =======          =======          =======          =======

                                                              Estimated                       Estimated
                                               Amortized        Fair           Amortized        Fair
                                                 Cost           Value            Cost           Value
                                               ---------      ---------        ---------      ---------
Securities to be held-to-maturity:
     State and municipal                        $2,789          $2,847          $1,523          $1,523
                                                ======          ======          ======          ======

                   BIG LAKE FINANCIAL CORPORATION SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 5 - LOANS

Loans consisted of (dollars in thousands):

                                                              September 30,        December 31,
                                                                  2001                 2000
                                                              -------------        ------------
     Real estate                                                $ 109,298           $  92,227
     Consumer and other loans                                      10,306              10,078
     Commercial and agricultural                                   11,190               9,505
                                                                ---------           ---------
         Total loans, gross                                       130,794             111,810
     Unearned income and deferred fees and credits                   (133)               (195)
     Allowance for credit losses                                   (1,601)             (1,354)
                                                                ---------           ---------
         Net loans                                              $ 129,060           $ 110,261
                                                                =========           =========

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

                                              For the Nine Months   For the Twelve Months
                                              Ended September 30,     Ended December 31,
                                                      2001                  2000
                                              -------------------   ---------------------
     Balance, beginning of period                   $ 1,354                $ 1,214
     Recoveries                                          38                     45
     Charge-offs                                       (111)                  (235)
     Provision charged to expense                       320                    330
                                                    -------                -------

     Balance, end of period                         $ 1,601                $ 1,354
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

Financial instruments at September 30, 2001, consisted of commitments to extend credit approximating $11.4 million and letters of credit of $94,000.

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

The Company is a bank holding company with consolidated assets of $183.9 million at September 30, 2001. Since December 31, 2000, the Company's total assets have grown $760,000 from $183.2 million, an increase of .4%. During the same period, net loans have grown by $18.8 million from $110.3 million to $129.1 million, an increase of 17.0.

Net income was $433,000 and $1,098,000 for the three and nine months ended September 30, 2001, respectively, compared with $339,000 and $829,000 for the same periods in 2000, an increase of $94,000, or 27.7%, for the three months ended and an increase of $269,000 or 32.4% for the nine months ended September 30, 2001. The increase in net income for the three-month period is primarily due to decreases to the average cost of deposits. The increase for the nine-month period is primarily due to income from loan growth during the period.

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

                              RESULTS OF OPERATIONS

General

Net earnings for the three months ended September 30, 2001, were $433,000 or $0.80 per share, compared to net earnings of $339,000, or $0.64 per share, for the three months ended September 30, 2000. The increase in net earnings was primarily due an increase in net interest income of 14.1% due to lower deposit costs.

Net Interest Income

Interest income increased by $16,000 from $3,312,000 and $769,000 from $9,360,000 for the three and nine months ended September 30, 2000, respectively, to $3,328,000 and $10,129,000 for the three and nine months ended September 30, 2001, respectively. Interest and fee income on loans increased $1,318,000 due to an increase in the average loan portfolio balance from $97.3 million for the nine months ended September 30, 2000, to $124.0 million for the comparable 2001 period. Average yields on loans declined to 8.77% in 2001 versus 9.35% in 2000. This decline is due to Federal Reserve Bank rate cuts and changing market conditions. Interest on investment securities declined to $1.0 million with a decrease in the average balance of the portfolio from $58.2 million in 2000 to $28.8 million in 2001. The average yield on the investment securities portfolio increased to 6.85% at September 30, 2001, from 5.73% in the same period in 2000. Interest on other interest-earning assets increased $468,000 due to an increase of $16.7 million in average other interest-earning assets, primarily federal funds sold, for the quarter ended September 30, 2001, as compared with the same period in 2000. Strong loan growth during the first nine months of 2001 offset by interest rate decreases by the Federal Reserve Bank, contributed to the overall decline in the average yield on total interest-earning assets from 7.98% in 2000 to 7.94% in 2001.

Interest expense decreased to $1,242,000 for the three-month period and increased to $4,060,000 for the nine-month period ended September 30, 2001, respectively, from $1,499,000 and $3,995,000 for the three and nine months ended September 30, 2000, respectively. The increase was primarily due to growth in average interest-bearing liabilities from $119.1 million for the nine months ended September 30, 2000, to $132.2 million for the comparable 2001 period. The majority of growth is related to selling competitive products, an emphasis on cross-selling products and limited periodic rate specials on certificates of deposits to attract new clients. The average rate paid on interest-bearing liabilities decreased 28 basis points. This decrease was primarily attributed to declining interest rates in the market for rates paid on deposits and other borrowings. The Company experienced higher rates at the beginning of the year. Rates then began to decline rapidly, creating an overall rate decrease by the end of the period. This left the expense higher compared to the prior year on an actual basis with the average rate paid lower.

The net interest margin for the nine months ended September 30, 2001, was 4.76% as compared with 4.58% for the same period in 2000. This rise was primarily attributable to increased loan volume and decreases in the cost of funding.

Provision for Credit Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. This level is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of nonperforming loans, general economic conditions, as they relate to the Company's market area, as well as other factors relating to the collectibility of the Company's loan portfolio. For the nine months ended September 30, 2001, loan charge-offs were $111,000 compared to $209,000 for the same period in 2000. This is due to seasoning of the loan portfolio and changing economic conditions. For the nine months ended September 30, 2001, loan recoveries were $38,000 compared to $34,000 for the same period in 2000. The provision for the three and nine months ended September 30, 2001, was $120,000 and $320,000, respectively, as compared with $90,000 and $240,000 for the three and nine months ended September 30, 2000, respectively.

Other Income

Other income increased $3,000 for the three months and decreased $10,000 for the nine months ended September 30, 2001, respectively, compared to the same period in 2000.

Other Expense

Total other expense increased $101,000, or 6.3% and $185,000 or 3.7%, for the three and nine months ended September 30, 2001, respectively, compared to 2000, reflecting the overall growth of the Bank and the cost for converting the data and item processing from in-house to an outsourced system. Annualized operating expenses were 3.65% and 3.68% of average assets for the three and nine months ended September 30, 2001, respectively, versus 3.68% and 3.67%, respectively, for the comparable period in 2000. The improvement is related to increased average assets combined with ongoing control of operating expenses and infrastructure improvements as the Company grows beyond the year 2001.

                               FINANCIAL CONDITION

Average total loans for the nine months ended September 30, 2001, were $124.0 million versus $97.3 million for the same period in 2000, an increase of $26.7 million, or 27.4%. Total average interest-bearing liabilities for the nine months ended September 30, 2001, were $134.4 million versus $122.8 million for the same period in 2000, an increase of $11.6 million, or 9.4%. The increase in average interest-bearing liabilities reflects the sales effort of the Company and current stock market performance.

Since December 31, 2000, total loans have grown $18.8 million, or 17.0%, and investment securities decreased by $26.9 million, or 47.3%. Total deposits increased $7.7 million, or 4.8%, from December 31, 2000, to September 30, 2001. The excess funds generated from the deposit growth have been invested in loan growth and federal funds sold, which have grown from $0 at December 31, 2000, to $9.5 million at September 30, 2001. Total interest-bearing deposits have grown $6.5 million, or 5.3%, during the first nine months of 2001. Noninterest-bearing deposits have grown $1.1 million, or 3.2%, since December 31, 2000.

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

At September 30, 2001, the Company had 56 loans classified as substandard, doubtful, or loss totaling $1.7 million compared to $2.4 million at September 30, 2000.

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

At September 30, 2001, the allowance for credit losses amounted to $1,601,000, or 1.22% of outstanding loans. At December 31, 2000, the allowance for credit losses amounted to $1,354,000, or 1.21% of outstanding loans. Other real estate owned decreased $200,000 to $0 at September 30, 2001, as compared to $200,000 at December 31, 2000.

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

                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------------------------
                                                       2001                                                 2000
                                          ---------------------------------               ----------------------------------------
                                                       INTEREST     AVERAGE                           INTEREST    AVERAGE
                                          AVERAGE         AND        YIELD/                AVERAGE       AND       YIELD/
($ IN THOUSANDS)                          BALANCE      DIVIDENDS      RATE      MIX        BALANCE    DIVIDENDS     RATE       MIX
                                          --------     ---------    -------     ---       --------    ---------   -------      ---
Interest-earning assets:
      Loans                               $123,991      $ 8,130      8.77%       73%      $ 97,303      $6,812      9.35%       62%
      Investment and mortgage-
          backed securities                 28,847        1,482      6.85%       17%        58,184       2,499      5.73%       37%
      Other interest-earning
          assets                            17,802          517      3.88%       10%         1,139          49      5.75%        1%
                                          --------      -------                 ---       --------      ------                 ---
          Total interest-earning
             assets                        170,640       10,129      7.94%      100%       156,626       9,360      7.98%      100%
                                          --------      -------                 ===                     ------                 ===

Noninterest-earning assets                  15,999                                          11,723
                                          --------                                        --------
      Total Assets                        $186,639                                        $168,349
                                          ========                                        ========

Interest-bearing liabilities:
      Demand, money market and
          NOW deposits                    $ 44,409          952      2.87%       33%      $ 37,085         944      3.40%       30%
      Savings                               15,293          237      2.07%       11%        16,482         269      2.18%       13%
      Certificates of deposit               72,469        2,765      5.10%       54%        65,558       2,604      5.31%       54%
      Other borrowings                       2,242          106      6.32%        2%         3,656         178      6.50%        3%
                                          --------      -------                 ---       --------      ------                 ---
          Total interest-bearing
             liabilities                  $134,413        4,060      4.04%      100%      $122,781       3,995      4.35%      100%
                                          ========      -------                 ===       ========      ------                 ===

Interest rate spread                                                 3.90%                                          3.64%

Net interest margin                                     $ 6,069      4.76%                              $5,365      4.58%
                                                        =======                                         ======

Interest-bearing deposits                 $132,171      $ 3,954      4.00%       78%      $119,125      $3,817      4.28%       78%
Noninterest-bearing deposits                37,489           --      0.00%       22%        34,490          --      0.00%       22%
                                          --------      -------                 ---       --------      ------                 ---

    Total deposits                        $169,660      $ 3,954      3.12%      100%      $153,615      $3,817      3.32%      100%
                                          ========      =======                 ===       ========      ======                 ===

Demand, money market and
    NOW deposits                          $ 44,409      $   952      2.87%       54%      $ 37,085      $  944      3.40%       52%
Noninterest-bearing deposits                37,489           --      0.00%       46%        34,490          --      0.00%       48%
                                          --------      -------                 ---       --------      ------                 ---
    Total transaction
       deposit accounts                   $ 81,898      $   952      1.55%      100%      $ 71,575      $  944      1.76%      100%
                                          ========      =======                 ===       ========      ======                 ===

Ratio of average interest-earning
      assets to average interest-bearing
      liabilities                           126.95%                                         127.57%
                                          ========                                        ========

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, management reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company's cumulative one-year gap at September 30, 2001, was a negative 17% of assets. This falls within the Company's policy of a cumulative one-year gap range of negative 25% to positive 25%.

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $17.8 million in the first nine months of 2001 as compared to $1.1 million in the same period of 2000. At September 30, 2001, and December 31, 2000, short-term investments totaled $9.5 million and $0, respectively. These funds are used as a source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis. The Company also has borrowing lines in place in order to meet funding requirements as necessary.

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

Deposits. Core deposits, which exclude all certificates of deposit of $100,000 or more and public fund certificates of deposit of under $100,000, can serve as a relatively stable funding source for the Company's loan portfolio and other earning assets. Core deposits were $151.6 million at September 30, 2001, and $145.7 million at December 31, 2000. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. This base includes noninterest-bearing deposits of $36.3 million at September 30, 2001, compared to $35.2 million at December 31, 2000.

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

The Company uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 2001, the Company had commitments to originate loans totaling $11.4 million, and had issued but unused letters of credit of $94,000 for the same period. In addition, scheduled maturities of certificates of deposit during the twelve months following September 30, 2001, totaled $56.7 million. Management believes commitments will be funded within twelve months. The Company can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment, if desired.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2001, as reflected in the following table.

The following table sets forth the Company's regulatory capital position (dollars in thousands):

                                                           Actual              Minimum          Well-Capitalized
                                                     Amount       %       Amount       %       Amount        %
                                                    -------     -----     ------      ----     -------     -----
Total Capital (to Risk-Weighted Assets)             $13,806     12.86%    $8,591      8.00%    $10,736     10.00%
Tier I Capital (to Risk-Weighted Assets)            $12,464     11.61%    $4,294      4.00%    $ 6,444      6.00%
Tier I Capital (to Average Assets)                  $12,464      6.74%    $7,394      4.00%    $ 9,264      5.00%

The following table sets forth the Bank's regulatory capital position (dollars in thousands):

                                                          Actual              Minimum           Well-Capitalized
                                                     Amount       %       Amount       %       Amount        %
                                                    -------     -----     ------      ----     -------     -----
Total Capital (to Risk-Weighted Assets)             $12,981     12.22%    $8,496      8.00%    $10,631     10.00%
Tier I Capital (to Risk-Weighted Assets)            $11,650     10.97%    $4,250      4.00%    $ 6,370      6.00%
Tier I Capital (to Average Assets)                  $11,650      6.31%    $7,380      4.00%    $ 9,230      5.00%

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



                                       Big Lake Financial Corporation


Date:  November 9, 2001                /s/ Joe G. Mullins
     ------------------------          -----------------------------------------
                                       Joe G. Mullins
                                       Executive Vice President and
                                       Chief Administrative Officer



Date: November 9, 2001                 /s/ Anita DeWitt
     ------------------------          -----------------------------------------
                                       Anita DeWitt
                                       Treasurer