Form 10KSB40
period 2001-12-31
BIG LAKE FINANCIAL CORP
filed 2002-03-06
CIK 789561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-30779

BIG LAKE FINANCIAL CORPORATION

(Exact Name of registrant as specified in its charter)

Florida	59-2613321
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1409 South Parrott Avenue, Okeechobee, Florida	34974
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (863) 467-4663

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

      Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

      The issuer’s revenues for its most recent fiscal year were $14,916,000.

      The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (314,961 shares) on February 28, 2002, was approximately $8,503,947. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $27.00 per share on December 5, 2001. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

      As of February 28, 2002, there were issued and outstanding 543,889 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 21, 2002 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 10 through 13 of this Annual Report on Form 10-KSB.

Page

PART I		1

Item 1.	Business	1
	General	1
	Lending Activities	2
	Deposit Activities	3
	Investments	4
	Correspondent Banking	4
	Data Processing	5
	Effect of Governmental Policies	5
	Interest and Usury	5
	Supervision and Regulation	5
	Competition	12
	Employees	13
	Statistical Profile and Other Financial Data	13

Item 2.	Properties	13

Item 3.	Legal Proceedings	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II		14

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	14
	Dividends	14

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	General	17
	Liquidity and Capital Resources	17
	Results of Operations	18
	Comparison of Years Ended December 31, 2001 and 2000	21
	Asset/Liability Management	23
	Financial Condition	26
	Other Borrowings	38
	Impact of Inflation and Changing Prices	38
	Future Accounting Requirements	38

Item 7.	Financial Statements	38

PART I

Item 1. Business

General

     Big Lake Financial Corporation (“BLF”) was incorporated under the laws of the State of Florida on August 8, 1985. BLF is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all of the voting shares of Big Lake National Bank.

     The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has approved BLF’s election to become a financial holding company. BLF thus has expanded financial affiliation opportunities as long as Big Lake National Bank remains a “well-capitalized” and “well-managed” depository institution, and has at least a “satisfactory” rating under the Community Reinvestment Act of 1997 (the “CRA”). As of December 31, 2001, Big Lake National Bank met all three criteria for BLF’s continued qualification as a financial holding company.

     Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations allowed under an expanded authority conferred by law. The holding company does not need prior approval from the Federal Reserve to engage in activities that the law identifies as financial in nature, or that the Federal Reserve has determined to be financial in nature by order or regulation. The law retains the basic structure of the BHC Act. Thus, a bank holding company that is not eligible for the expanded powers of a financial holding company is subject to the provisions of the BHC Act, which limits the activities that are authorized and defined as closely related to banking activities. The law also addresses the consequences of when a financial holding company that has exercised the expanded authority fails to maintain its eligibility to be a financial holding company. The Federal Reserve may impose such limitations on the conduct or activities of a noncompliant financial holding company or any affiliate of that company as the Board determines to be appropriate under the circumstances and consistent with the purposes of law.

     BLF has no significant operations other than owning the stock of Big Lake National Bank. Big Lake National Bank is a national banking association and is the only source of revenue for BLF.

     BLF provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by BLF include: demand interest-bearing and noninterest-bearing accounts, sweep investment accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, BLF makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. BLF provides automated teller machine (ATM) cards, as a part of the STAR ATM Network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the STAR ATM Network, the Bank also provides the Presto and Cirrus systems for ATM use. BLF offers Visa Debit Cards as a convenient way for its clients to have access to their funds. In addition to the foregoing services, the offices of BLF provide customers with extended banking hours. BLF does not have trust powers and, accordingly, no trust services are provided.

     The revenues of BLF are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for BLF’s lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities. The principal expenses of BLF are the interest paid on deposits, and operating and general administrative expenses.

     As is the case with banking institutions generally, BLF’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. BLF faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition.”

Lending Activities

     BLF offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in, or conduct a substantial portion of their business in, BLF’s market area. BLF’s consolidated total loans at December 31, 2001 were $134.8 million, or 70.5% of total BLF consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. BLF has no foreign loans or loans for highly leveraged transactions.

     BLF’s loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of BLF’s loans are made on a secured basis. As of December 31, 2001, approximately 84.3% of BLF’s consolidated loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 65.0% is secured by 1-4 family residential properties.

     BLF’s commercial loan portfolio includes loans to individuals and small-to-medium-sized businesses located primarily in Okeechobee, Highlands, Hardee, DeSoto, Glades, and Hendry counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 7.3% of BLF’s total loan portfolio as of December 31, 2001.

     BLF’s real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or investment in real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. BLF generally does not make fixed-rate commercial real estate loans for terms exceeding three years. Loans in excess of three years are generally adjustable. BLF’s residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.

     BLF’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

     For additional information regarding BLF’s loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

     Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by BLF’s loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

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

Deposit Activities

     Deposits are the major source of BLF’s funds for lending and other investment activities. BLF considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 57.9% of BLF’s consolidated total deposits at December 31, 2001. Approximately 42.1% of BLF’s consolidated deposits at December 31, 2001 were certificates of deposit. Generally, BLF attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 10.5% of BLF’s consolidated total deposits at December 31, 2001. The majority of the deposits of BLF are generated from Okeechobee, DeSoto, Glades, Hardee, Highlands, and Hendry counties. BLF does not currently accept brokered deposits. For additional information regarding BLF’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition, Results of Operations — Financial Condition — Deposit Activities.”

Investments

     BLF invests a portion of its assets in U.S. Treasury and U.S. Government agency obligations, certificates of deposit, collateralized mortgage obligations (“CMO’s”), and federal funds sold. BLF’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

     With respect to BLF’s investment portfolio, BLF’s total portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. Occasionally, BLF purchases certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). CMO’s are secured with Federal National Mortgage Association (“FNMA”) mortgage-backed securities and generally have a shorter life than the stated maturity. Federal funds sold is the excess cash BLF has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

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

Correspondent Banking

     Correspondent banking involves one bank providing services to another bank, which cannot provide that service for itself from an economic or practical standpoint. BLF is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

     BLF sells loan participations to correspondent banks with respect to loans which exceed BLF’s lending limit. Management of BLF has established correspondent relationships with Independent Bankers’ Bank of Florida and Compass Bank. BLF pays for such services.

Data Processing

     BLF is now outsourcing its item and data processing services. This includes a full range of data processing and item processing services, such as an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.

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

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties’ performance under the CRA, both of which are discussed below.

     Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to:

•	charter a national bank,

•	obtain deposit insurance coverage for a newly chartered institution,

•	establish a new branch office that will accept deposits,

•	relocate an office, or

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

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

     Gramm-Leach-Bliley Act. Enacted in 1999, the Gramm-Leach-Bliley Act was enacted, which reforms and modernizes certain areas of financial services regulation. The law permits the creation of financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The law reserves the role of the Federal Reserve as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

     The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker,” and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

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

     There are various statutory limitations on the ability of BLF to pay dividends. The OCC also has the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of Big Lake National Bank to pay dividends to BLF, see Part II — Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters.”

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

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•	the default of a commonly controlled FDIC insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

     The FDIC Improvement Act of 1993 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

     Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on bank’s interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or noninterest income.

     The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2001, Big Lake National Bank’s Tier 1 and total risk-based capital ratios were 11.20% and 12.45%, respectively, and BLF’s Tier 1 and total risk-based capital ratios were 11.86% and 13.11%, respectively.

     Financial holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2001, BLF’s and Big Lake National Bank’s leverage ratios were 6.57% and 6.98%, respectively.

     FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.”

     The OCC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

•	an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

•	an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

•	an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

•	an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

•	an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.

     The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

     Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

•	5% of the institution’s total assets at the time the institution becomes “undercapitalized” or

•	the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

     An “undercapitalized” institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the appropriate Federal banking agency determines the proposed action will further the purpose of the “prompt corrective action” sections of FDICIA.

     If an institution is “critically undercapitalized,” it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

•	entering into any material transaction other than in the usual course of business;

•	engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

•	paying excessive compensation or bonuses; and

•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas.

     The “prompt corrective action” provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become “undercapitalized.” Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

     Additionally, FDICIA requires, among other things, that:

•	only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and

•	the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.

     FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

     As of December 31, 2001, BLF and Big Lake National Bank met the capital requirements of a “well capitalized” institution.

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

     Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of BLF may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank (such as Big Lake National Bank). Upon receipt of such notice, the Federal Reserve or the OCC may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors set forth in the Act are present.

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

Competition

     BLF encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, BLF competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that BLF does not currently provide. In addition, many of BLF’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

     To compete, BLF relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

     As of December 31, 2001, BLF and Big Lake National Bank collectively had 95 full-time employees (including executive officers). The employees are not represented by a collective bargaining unit. BLF and Big Lake National Bank consider relations with employees to be good.

Statistical Profile and Other Financial Data

     Reference is hereby made to the statistical and financial data contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of BLF’s business activities.

Item 2.  Properties

     The main office of BLF and Big Lake National Bank is located at 1409 S. Parrott Avenue, Okeechobee, Florida 34974, in a two-story building of approximately 8,010 square feet, which is owned by BLF. Big Lake National Bank also has a branch located at 199 N. U.S. Highway 27, Lake Placid, Florida 33852, in a one-story building of approximately 2,000 square feet, which is owned by Big Lake National Bank; a branch at 300 South Berner Road, Clewiston, Florida 33440, in a one-story building of approximately 5,700 square feet, which is owned by Big Lake National Bank; a branch at 6th Street and Highway 27, Moore Haven, Florida 33471, in a one-story building of approximately 2,800 square feet, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2002); a branch at 17 N. Lee Street, LaBelle, Florida 33935, in a one-story building of approximately 1,960 square feet, which is owned by Big Lake National Bank; a branch in a one-story building of approximately 1,491 square feet located at 1601 East Oak Street, Arcadia, Florida 34266, which is owned by Big Lake National Bank; a branch at 202 North 6th Avenue, Wauchula, Florida 33874 in a one-story building of approximately 6,878 square feet, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2013); and a branch located at 3180 Highway 441 S.E., Okeechobee, Florida 34974, which is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2014). Big Lake National Bank also has an operations center at 1801 Highway 441 S.E., Okeechobee, Florida 34974. This facility is a one-story building of approximately 3,600 square feet, which is owned by Big Lake National Bank. Big Lake National Bank operates a human resource and training facility at 107 S.W 17th Street Suite

B, Okeechobee, Florida 34974. This facility is leased by Big Lake National Bank (under a lease which, with renewal options, expires in 2002).

Item 3.  Legal Proceedings

     BLF and Big Lake National Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against BLF or Big Lake National Bank which, if determined adversely, would have a material adverse effect on BLF’s consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of BLF security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

     The shares of BLF Common Stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of BLF Common Stock. Management of BLF is aware of certain transactions in its shares that have occurred since January 1, 2000, although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of BLF Common Stock that occurred in transactions known to BLF management in the respective periods during 2000 and 2001:

	2001			2000

	High	Low	Shares	High	Low	Shares

1st Quarter	$30.00	$25.00	14,015	$25.86	$25.00	6,646
2nd Quarter	$30.50	$20.00	11,799	$30.00	$28.00	7,560
3rd Quarter	$31.00	$28.00	2,258	$27.00	$25.00	2,301
4th Quarter	$27.00	$27.00	345	$31.00	$26.00	921

     BLF had approximately 555 shareholders of record as of December 31, 2001.

Dividends

     BLF has not paid any cash dividends in the past. BLF intends that, for the foreseeable future, it will retain earnings to finance continued growth rather than pay cash dividends on BLF Common Stock. If at any time BLF’s Board determines to pay dividends on the BLF Common Stock, the timing and the extent to which dividends are paid by BLF will be determined by such Board in light of then-existing circumstances, including BLF’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by BLF will be dividends received from Big Lake National Bank. Payments by Big Lake National Bank to BLF are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of Big Lake National Bank to pay dividends to BLF. The OCC also has the general authority to limit the dividends paid by national banks if such payment may be deemed to constitute an unsafe and unsound practice. As a national bank, Big Lake National Bank may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of BLF at, and results of operations of BLF for the years ended, December 31, 1997 through 2001. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of BLF presented elsewhere herein.

(Dollars in thousands except per share data)

	At or For the Year Ended December 31,

	2001	2000	1999	1998	1997

Interest income	$13,312	$12,814	$10,867	$9,094	$5,491
Interest expense	5,060	5,620	4,343	3,464	2,204

Net interest income before provision for credit losses	8,252	7,194	6,524	5,630	3,287
Provision for credit losses	440	330	220	144	280

Net interest income after provision for credit losses	7,812	6,864	6,304	5,486	3,007
Noninterest income	1,604	1,522	1,590	1,205	814
Noninterest expenses	6,940	6,595	6,357	5,043	2,847

Earnings before income taxes	2,476	1,791	1,537	1,648	974
Provision for income taxes	889	628	553	574	316

Net earnings	$1,587	$1,163	$984	$1,074	$658

Per share data (1):
Earnings per share	$2.93	$2.17	$1.85	$2.04	$1.77
Cash dividends declared	$—	$—	$—	$—	$—
Book value at end of period	$27.13	$23.52	$19.67	$20.05	$18.01
Common shares outstanding at end of period (1)	543,889	537,114	518,112	517,319	517,187
Weighted average common shares outstanding during period (1)	541,731	536,694	530,566	526,014	371,392
Total assets at end of period	$191,286	$183,154	$161,915	$150,442	$111,682
Cash and cash equivalents	$19,711	$8,077	$9,521	$7,776	$9,788
Investment securities	$30,630	$56,877	$56,110	$59,560	$22,759
Loans, net	$133,140	$110,261	$87,134	$75,103	$73,972
Deposits	$173,303	$158,260	$148,453	$138,608	$101,332
Other borrowings	$1,827	$10,813	$2,157	$500	$—
Stockholders’ equity	$14,753	$12,633	$10,187	$10,370	$9,313
Total loans before allowance for credit losses	$134,847	$111,615	$88,348	$76,380	$75,155
Allowance for credit losses	$1,707	$1,354	$1,214	$1,277	$1,183
Nonperforming loans	$483	$329	$353	$1,049	$1,536
Nonperforming loans and other assets	$512	$529	$660	$1,221	$1,797
Allowance for credit losses as a percentage of period-end total loans	1.27%	1.21%	1.37%	1.67%	1.57%
Allowance for credit losses as a percentage of nonperforming loans	353.42%	411.55%	343.91%	121.73%	77.02%
Total nonperforming loans as a percentage of total loans	.36%	0.29%	0.40%	1.37%	2.04%
Total nonperforming loans as a percentage of total assets	.25%	0.18%	0.22%	0.70%	1.37%
Total nonperforming loans and real estate owned as a percentage of total assets	.27%	0.29%	0.41%	0.81%	1.61%

(1)	Adjusted for the stock dividends in shares of BLF Common Stock.

General

     BLF’s principal asset is its ownership of Big Lake National Bank. Accordingly, BLF’s results of operations are primarily dependent upon the results of operations of Big Lake National Bank. BLF conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). BLF’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon BLF’s interest-rate spread that is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, BLF’s profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Liquidity and Capital Resources

     A national bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts in excess of $41.3 million. Where net transaction deposit accounts exceed $41.3 million, the reserve requirements are $1,239,000 plus 10% of the amount over $41.3 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the OCC, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 2001 and 2000, Big Lake National Bank had liquidity ratios of 28.6% and 18.5%, respectively.

     BLF’s principal sources of funds are those generated by Big Lake National Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.

     BLF uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 2001 and 2000, BLF had commitments to originate loans totaling $13.4 million and $9.5 million, respectively, and had issued but unused letters of credit of $98,000 and $69,000, respectively. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 2001 and 2000 totaled $60.2 million and $53.1 million, respectively. Management believes that BLF has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that BLF can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

     In accordance with risk capital guidelines issued by the OCC and Federal Reserve, Big Lake National Bank and BLF are required to maintain a minimum standard of total capital to risk-weighted assets of 8.0%. Additionally, regulatory agencies require banks and holding companies to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to average assets. The leverage-capital ratio ranges from 3.0% to 5.0% based on the bank’s and bank holding company’s rating under the regulatory rating system.

     The following table summarizes the regulatory capital levels and ratios for Big Lake National Bank and BLF:

	Actual Ratios	Actual Ratios

	Big Lake
	National		Regulatory
	Bank	BLF	Requirement

At December 31, 2001
Total risk-based capital to risk-weighted assets	12.45%	13.11%	8.00%
Tier I capital to risk-weighted assets	11.20%	11.86%	4.00%
Tier I capital to average assets	6.57%	6.98%	4.00%

Results of Operations

     Net interest income before provision for credit losses, which constitutes the principal source of income for BLF, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), retail savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

     Net interest income before provision for credit losses was $8,252,000 for BLF for the year ended December 31, 2001, compared with $7,194,000 for the year ended December 31, 2000. This improvement in net interest income was a result of a higher volume of net interest-earning assets and a decrease in the cost of funds that outpaced the decline in yield on earning assets.

     The following table shows selected ratios for the periods ended or at the dates indicated:

	For the Years Ended
	December 31,

	2001	2000

Average equity as a percentage of average assets	7.66%	6.50%
Equity to total assets at end of period	7.71%	6.90%
Return on average assets	0.85%	0.66%
Return on average equity	11.05%	10.17%
Noninterest expense to average assets	3.70%	3.75%

     The rates and yields at the dates indicated were as follows:

	Weighted Average Yield or Rate at
	December 31,

	2001	2000

Loans	8.22%	9.41%
Investment securities	6.13%	5.72%
Other interest-earning assets	5.64%	5.77%
All interest-earning assets	7.71%	8.05%
Money market deposits	2.47%	2.19%
NOW accounts	2.58%	3.79%
Savings deposits	1.86%	2.21%
Certificates of deposit	4.94%	5.40%
All interest-bearing liabilities	3.79%	4.50%
Interest-rate spread	3.92%	3.55%

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

	Years Ended December 31,

	2001			2000

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$132,536	$10,901	8.22%	$100,255	$9,435	9.41%
Investment and mortgage-backed securities	29,990	1,837	6.13%	58,154	3,329	5.72%
Other interest-earning assets(2)	10,179	574	5.64%	867	50	5.77%

Total interest-earning assets	172,705	13,312	7.71%	159,276	12,814	8.05%

Noninterest-earning assets	14,895			16,619

Total assets	$187,600			$175,895

Interest-bearing liabilities:
Demand, money market and NOW deposits	$43,540	$1,111	2.55%	$37,577	$1,327	3.53%
Savings	15,899	295	1.86%	16,234	359	2.21%
Certificates of deposit	71,677	3,539	4.94%	65,400	3,531	5.40%
Other	2,218	115	5.18. %	5,775	403	6.98%

Total interest-bearing liabilities	133,334	5,060	3.79%	124,986	5,620	4.50%

Noninterest-bearing liabilities	39,701			39,476
Stockholders’ equity	14,365			11,433

Total liabilities and stockholders’ equity	$187,600			$175,895

Net interest income before provision for credit losses		$8,252			$7,194

Interest-rate spread(3)			3.92%			3.55%

Net interest margin(4)			4.78%			4.52%

Ratio of average interest-earning assets to average interest-bearing liabilities	129.53%			127.44%

(1)	Includes nonaccrual loans.

(2)	Includes interest-bearing deposits due from other banks and federal funds sold.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2001 vs. 2000
	Increase (Decrease) Due to

			Rate/
	Rate	Volume	Volume	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,189)	$3,038	$(383)	$1,466
Investment and mortgage-backed securities	233	(1,612)	(113)	(1,492)
Other interest-earning assets	(1)	537	(12)	524

Total interest-earning assets	(957)	1,963	(508)	498

Interest-bearing liabilities:
Demand, money market and NOW deposits	(368)	211	(59)	(216)
Savings	(58)	(7)	1	(64)
Certificates of deposit	(302)	339	(29)	8
Other	(104)	(248)	64	(288)

Total interest-bearing liabilities	(832)	295	(23)	(560)

Net interest income before provision for credit losses	$(125)	$1,668	$(485)	$1,058

Comparison of Years Ended December 31, 2001 and 2000

General

     Net earnings for the year ended December 31, 2001, were $1,587,000, or $2.93 per share, compared to net earnings of $1,163,000, or $2.17 per share, for the year ended December 31, 2000. Net earnings for 2001 versus 2000 increased $424,000, or 36.5%. Increases in the level of loan fee income in 2001 versus 2000, an improved net interest margin of 26 basis points and the reduction of other operating expenses contributed to increased earnings in 2001 over 2000.

Interest Income and Expense

     Interest income increased by $498,000 from $12,814,000 for the year ended December 31, 2000, to $13,312,000 for the year ended December 31, 2001. Interest and fee income on loans increased $1,466,000 due to an increase in the average loan portfolio balance from $100.3 million for the year ended December 31, 2000, to $132.5 million for the year ended 2001.

     Interest on investment securities decreased $1,492,000 due to maturities and calls on investment securities during 2001. There was an increase in the average yield earned from 2000, of 5.72% to 6.13% in 2001. Interest on other interest-earning assets increased $524,000 consistent with an increase from $867,000 in other interest-earning assets in 2000 to $10.2 million in 2001. The decrease in the average balance of investment securities and increase in the average balance of other interest-earning assets is attributable to the magnitude of called agency securities related to decreasing rates in the market and reinvestment in Fed Funds Sold.

     Interest expense decreased to $5,060,000 for the year ended December 31, 2001, from $5,620,000 for the year ended December 31, 2000. Interest expense on deposit accounts decreased due to a decrease in the average rates paid on interest-bearing liabilities of 71 basis points. Average noninterest-bearing deposits increased 16.2% while average interest-bearing deposits increased 7.6%. This remixing of deposit growth has contributed to the overall decline in interest expense. Additionally, average rates paid on deposits decreased due to the downturn in the economy, which prompted a falling rate environment. The Federal Reserve Bank decreased short-term interest rates 11 times during the year 25 basis points or more each time.

Provision for Credit Losses

     The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by BLF, the amounts of nonperforming loans, general economic conditions, particularly as they relate to BLF’s market area, and other factors related to the collectibility of BLF’s loan portfolio. For 2001, BLF recorded provisions for credit losses totaling $440,000 to strengthen its allowance for credit losses to consider recent economic trends and the growth in the loan portfolio.

Other Income

     Total noninterest income increased in 2001 versus 2000 by $82,000. Increases in other nondeposit related fees, primarily improved ATM fees, were offset, in part, by lower (due to higher compensating balances) deposit related fees.

Other Expense

     Total noninterest expense increased in 2001 versus 2000 by $345,000 to $6,940,000 for the year ended December 31, 2001, from $6,595,000 for the year ended December 31, 2000, primarily due to increases in compensation and employee benefits of $168,000, occupancy expenses of bank premises and fixed assets of $51,000, and other operating expenses of $126,000. The largest categories of noninterest expense contributing to the overall growth of Big Lake National Bank were increases in salary and insurance benefits, utility costs, real estate and property taxes, ATM expense and postage. These expenses have grown in relation to the growth of Big Lake National Bank since 2000 and the completed conversion of Big Lake National Bank data and item processing systems during the third quarter of 2001. Additionally, Big Lake

National Bank continues to introduce new products and services which elevate the cost of noninterest expense and have offsetting fee income in noninterest income.

Asset/Liability Management

     A principal objective of BLF’s asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of an Asset and Liability Committee (the “ALCO Committee”) which establishes policies and monitors results to control interest rate sensitivity.

     Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO Committee. The ALCO Committee uses internally generated reports to measure the Bank’s interest rate sensitivity. From these reports, the ALCO Committee can estimate the net income effect of various interest rate scenarios.

     As a part of BLF’s interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are “interest rate sensitive” and monitors the bank’s interest rate sensitivity “gap.” An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of the bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment (on loans) and early withdrawal (of deposit accounts) levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

     Management’s strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. BLF’s cumulative one-year gap at December 31, 2001, was a negative 15% of assets and is within the usual gap range. Management believes this range is adequate and requires no special measures.

     Principal among BLF’s asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce BLF’s exposure during periods of fluctuating interest rates. Management believes that the type and amount of BLF’s interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on BLF’s net interest income. BLF seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. BLF’s demand, money market, and NOW deposit accounts approximated 48.5% and 49.4% of total deposits at December 31, 2001 and 2000, respectively. These accounts bore a weighted average cost of deposits of 1.43% and 1.84% during the years ended December 31, 2001 and 2000, respectively. Management anticipates that these accounts will continue to comprise a significant portion of BLF’s total deposit base. BLF also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 2001 and 2000, approximately 10.9% and 7.3%, respectively, of BLF’s total assets consisted of cash and due from banks, federal funds sold, and short-term investment securities. In addition, at December 31, 2001 and 2000, Big Lake National Bank’s liquidity ratio was approximately 28.7% and 18.5%, respectively. BLF also maintains a “floor,” or minimum rate, on certain of its floating or prime based loans. These floors allow BLF to continue to earn a higher rate when the floating rate falls below the established floor rate.

     The following table sets forth certain information relating to BLF’s interest-earning assets and interest-bearing liabilities at December 31, 2001, that are estimated to mature or are scheduled to reprice within the period shown:

	Under	3 to 12		Over
	3 Months	Months	1-5 Years	5 Years	Totals

	(Dollars in thousands)
Federal funds sold	$8,454	$—	$—	$—	$8,454
Loans (1)	24,494	59,349	46,707	4,297	134,847
Securities (2)	—	1,052	22,995	6,583	30,630

Total rate-sensitive assets (earning assets)	$32,948	$60,401	$69,702	$10,880	$173,931

Money market and NOW deposits (2)	$43,088	$—	$—	$—	$43,088
Savings deposits (2)	16,360	—	—	—	16,360
Certificates of deposit (2)	27,318	33,447	12,207	—	72,972
Other borrowings and fed funds purchased	1,827	—	—	—	1,827

Total rate-sensitive liabilities	$88,593	$33,447	$12,207	$—	$134,247

Gap (repricing differences)	$(55,645)	$26,954	$57,495	$10,880	$39,684

Cumulative Gap	$(55,645)	$(28,691)	$28,804	$39,684

Cumulative GAP/total assets	(29.09)%	(15.00)%	15.06%	20.75%

Cumulative GAP/total earning assets	(31.99)%	(16.50)%	16.56%	22.82%

Total Assets					$191,286

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2)	Excludes noninterest-bearing deposit accounts. Money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates. Investments were scheduled based on their remaining maturity or repricing frequency.

Financial Condition

Lending Activities

     A significant source of income for BLF is the interest earned on loans. At December 31, 2001, BLF’s total assets were $191.3 million and its net loans were $133.1 million or 69.6% of total assets. At December 31, 2000, BLF’s total assets were $183.2 million and its net loans were $110.3 million or 60.2% of total assets. The increase in the percentage of net loans to total assets is a result of increased new loan production less loan repayments for a net of $22.9 million, or 11.97% of total assets.

     Big Lake National Bank’s primary market area consists of Okeechobee, Clewiston, Moore Haven, LaBelle, Arcadia, Wauchula, and Lake Placid, Florida. This region’s economy is primarily dependent upon agriculture, light industry, and tourism. Okeechobee is located on the northern end of Lake Okeechobee in South Central Florida and is the seat of government for Okeechobee County. Okeechobee County has a diverse group of employers. Lake Okeechobee, located in the southern portion of the County, is a 750 square mile lake bordered by four other counties. The lake serves as a tourist attraction. Big Lake National Bank’s primary market area also includes Lake Placid, Florida, which is located approximately 70 miles east of Fort Myers in Highlands County. Agriculture is the main income producing industry around the city. The area also supports the citrus and cattle industries. In the early 1980s, Hendry County was essentially a rural community, dependent on several seasonal or cyclical industries. As the Fort Myers and West Palm Beach business markets have experienced expansion over the past ten years, Hendry County’s location between these two metropolitan areas has afforded relocation and business opportunities for industries desiring a proximate location to two of Florida’s major growth regions.

     There is no assurance that the Bank’s market area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or slow-down in general economic conditions could have an adverse effect on BLF.

     Lending activities are conducted pursuant to a written policy which has been adopted by BLF. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of Big Lake National Bank.

     The following table sets forth information concerning BLF’s loan portfolio by type of loan at the dates indicated:

	At December 31,

	2001		2000

		% of		% of
	Amount	Total	Amount	Total

	(Dollars in thousands)
Real estate secured loans	$113,617	84.2%	$92,227	82.5%
Consumer and credit card loans	10,413	7.7	10,024	9.0
Commercial and all other loans	10,871	8.1	9,559	8.5

Total loans	134,901	100.0%	111,810	100.0%

Less:
Deferred loan and unearned fees	54		195
Allowance for credit losses	1,707		1,354

Loans, net	$133,140		$100,261

     The following table reflects the contractual principal repayments by period of BLF’s loan portfolio at December 31, 2001 based on BLF’s internal loan classifications (excluding nonaccrual loans):

	1 Year	1 Through	After
	or Less	5 Years	5 Years	Total

	(Dollars in thousands)
Mortgage loan systems	$16,451	$30,300	$66,439	$113,190
Installment loan system	1,631	8,508	255	10,394
Commercial loan system	4,682	4,864	1,300	10,846

Total loans	$22,764	$43,672	$67,994	$134,430

Loans with maturities over one year:
Fixed rate				$40,847
Variable rate				70,819

Total maturities greater than one year				$111,666

     The following table sets forth total loans originated and repaid during the periods indicated based on BLF’s internal loan classifications:

	Year Ended
	December 31,

	2001	2000

	(Dollars in thousands)
Originations:
Mortgage loan systems	$35,520	$18,268
Installment loan system	8,564	7,817
Commercial loan system	5,327	19,756

Total loans originated	49,411	45,841
Principal reductions	(26,532)	(22,679)

Increase in total loans	$22,879	$23,162

Asset Quality

     Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in BLF’s loan portfolio are collateralized by residential and commercial real estate mortgages. As of December 31, 2001 and 2000, approximately 84.2% and 82.5%, respectively, of the total loan portfolio was collateralized by real estate of which 25.8% and 28.5% was secured by commercial real estate as of December 31, 2001 and 2000, respectively. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2001, total nonperforming assets were $512,000 or 0.27% of total assets, compared to $529,000 or 0.29% of total assets at December 31, 2000.

     In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending. In view of the relative significance of real estate related loans, a downturn in the value of the real estate could have an adverse impact on BLF’s profitability. However, as part of its loan portfolio management strategy, BLF generally limits its loans to a maximum of 80% of the value of the underlying real estate as determined by appraisal. In addition, knowledgeable members of management make physical inspections of properties being considered for mortgage loans.

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

     The repayment of consumer installment loans and other loans to individuals is closely linked to the economic conditions of the communities in which BLF operates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Lending Activities”). For the most part, these local economies enjoy diverse labor forces. The majority of these consumer installment loans are secured by collateral which is intended to limit, to a degree, any loss BLF would suffer upon default.

     Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. BLF, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 2001:

Real estate secured loans	84.2%
Consumer and credit card loans	7.7
Commercial and all other loans	8.1

100.0%

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

Classification of Assets

     Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

     Real estate acquired by BLF as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further allowances for losses in OREO are recorded at the time management believes additional deterioration in value has occurred.

     Management has adopted Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, which considers a loan to be impaired if it is probable that BLF will be unable to collect all amounts due under the contractual terms of the loan agreement. If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, however, the loan’s value may be based on:

•	the loan’s market price; or

•	the fair value of the loan’s collateral, less discounted estimated costs to sell, if the collateral is expected to be the sole source of repayment.

     If the value of the loan is less than the recorded investment in the loan, a loss should be recognized by recording a valuation allowance and a corresponding increase to the provision for credit losses charged to operating expenses.

     Situations may occur where:

•	BLF receives physical possession of a debtor’s assets regardless of whether formal foreclosure proceedings have been initiated or completed; or

•	the debtor has effectively surrendered control of the underlying collateral in contemplation of foreclosure.

     These situations are referred to as “in-substance foreclosures.” SFAS No. 114 recognizes the practical problems of accounting for the operation of an asset the creditor does not possess, and states that a loan for which foreclosure is probable should continue to be accounted for as a loan.

     At December 31, 2001 and 2000, loans considered by management to be impaired or in nonaccrual status totaled $471,000 and $329,000, respectively.

     The following tables sets forth certain information on nonaccrual loans and other real estate owned, the ratio of such loans and other real estate owned to total assets as of the dates indicated, and certain other related information (as classified for regulatory reporting purposes):

	At December 31,

	2001	2000

	(Dollars in thousands)
Nonaccrual loans:
Real estate	$427	$250
Installment loans	19	23
Commercial and all other loans	25	56

Total nonaccrual loans	471	329

Accruing loans over 90 days delinquent
Real estate loans	12	—
Installment loans	—	—
Commercial and all other loans	—	—

Total accrual loans over 90 days delinquent	12	—

Troubled debt restructurings not included above	—	—

Total nonperforming loans	483	329

Other real estate owned:
Real estate acquired by foreclosure or deed in lieu of foreclosure	29	200

Total nonperforming loans and other real estate owned	$512	$529

Total nonperforming loans as a percentage of total loans	.36%	.29%

Total nonperforming loans as a percentage of total assets	.25%	.18%

Total nonperforming loans and real estate owned as a percentage of total assets	.27%	.29%

Allowance for Credit Losses

     In originating loans, BLF recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an adequate allowance for credit losses based on, among other things, BLF’s historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Credit Losses.”

     Management continues to actively monitor BLF’s asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Management considers several factors in determining the reserves, including the favorable charge off history, the relatively low level of nonperforming assets, and the value of the underlying collateral. Furthermore, nonperforming loans at December 31, 2001, declined to .27% of total loans, compared to .29% at December 31, 2000. During 2001, BLF’s allowance increased $353,000, or 26.1%, and totaled $1,707,000 at December 31, 2001. While BLF experienced a reduction in loans charged off, lower nonperforming assets, and higher recoveries in 2001 as compared to 2000, BLF’s additional reserves were made to cover the loan growth of approximately 21% in the same period. Management believes that the allowance for credit losses was adequate at December 31, 2001.

     BLF reports charge-offs and recoveries following regulatory classification guidelines. The following table sets forth information with respect to activity in BLF’s allowance for credit losses during the periods indicated:

	At December 31,

	2001	2000

	(Dollars in thousands)
Allowance at beginning of period	$1,354	$1,214

Charge-offs:
Real estate loans	28	33
Installment loans	79	63
Commercial and all other loans	23	139

Total charge-offs	130	235

Recoveries:
Real estate loans	10	2
Installment loans	22	18
Commercial and all other loan	11	25

Total recoveries	43	45

Provision for credit losses charged to operations	440	330

Allowance at end of period	$1,707	$1,354

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.19%

Allowance for credit losses as a percentage of total period-end loans	1.27%	1.21%

Allowance for credit losses as a percentage of nonperforming loans	353.42%	411.55%

     BLF classifies its loan portfolio for internal purposes as mortgage loans, installment loans and commercial loans. BLF prepares its quarterly computation of allowance for losses in this manner. The following table presents information regarding the BLF’s total allowance for losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands)

	At December 31,

	2001		2000

		% of		% of
		Loans to		Loans to
		Total		Total
	Amount	Loans	Amount	Loans

Mortgage loan	$720	51.1%	$479	45.5%
Installment loan	477	8.6	455	8.9
Commercial loan (including real estate secured)	510	40.3	420	45.6

Total allowance for credit losses	$1,707	100.0%	$1,354	100.0%

     The allowance for credit losses represented 1.27% of the total loans outstanding as of December 31, 2001, compared with 1.21% of the total loans outstanding as of December 31, 2000, which reflects the growth in the loan portfolio and the reduction in nonperforming loans.

Investment Securities

     BLF’s investment securities portfolio at December 31, 2001, primarily consisted of United States Government agency obligations. The following table sets forth the amortized cost of the BLF’s investment portfolio at the dates indicated:

	At December 31,

	2001	2000

	(Dollars in thousands)
Investment securities:
Available-for-sale:
U.S. Government agency obligations	$27,360	$55,544
Other securities	118	118

Total available-for-sale	27,478	55,662
Held-to-maturity:
Obligations of states and municipalities	2,900	1,523

Total investment securities, at amortized cost	$30,378	$57,185

     The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio:

			After One Year		After Five Years
	One Year or Less		to Five Years		to Ten Years

	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
December 31, 2001:
U.S. Government and agency securities	$1,079	5.23%	$22,945	4.74%	$3,588	4.93%
Obligations of states and municipalities	—	0.00%	50	4.80%	203	4.00%
Other securities	—	0.00%	—	0.00%	—	0.00%

Total	$1,079	5.23%	$22,995	4.74%	$3,791	4.86%

December 31, 2000:
U.S. Government and agency securities	$5,034	5.43%	$49,163	5.85%	$1,039	5.75%
Obligations of states and municipalities	250	6.06%	50	4.80%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%

Total	$5,284	5.47%	$49,213	5.84%	$1,039	5.75%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	After Ten Years		Total

	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield

	(Dollars in thousands)
December 31, 2001:
U.S. Government and agency securities	$—	0.00%	$27,612	4.78%
Obligations of states and municipalities	2,647	4.54%	2,900	4.52%
Other securities	118	6.00%	118	6.00%

Total	$2,765	4.60%	$30,630	4.76%

December 31, 2000:
U.S. Government and agency securities	$—	0.00%	$55,236	5.81%
Obligations of states and municipalities	1,223	4.82%	1,523	4.99%
Other securities	118	6.00%	118	6.00%

Total	$1,341	4.92%	$56,877	5.78%

Deposit Activities

     Deposits are the major source of BLF’s funds for lending and other investment purposes. Deposits are attracted principally from within BLF’s primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans.

     Maturity terms, service fees and withdrawal penalties are established by BLF on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Business — Supervision and Regulation — Capital Requirements.” As of December 31, 2001, Big Lake National Bank met the definition of a “well capitalized” depository institution.

     The following table shows the distribution of, and certain other information relating to, BLF’s deposit accounts by type:

	At December 31,

	2001		2000

		% of		% of
	Amount	Deposit	Amount	Deposit

	(Dollars in thousands)
Demand deposits	$40,883	23.6%	$35,188	22.2%
NOW deposits	31,580	18.2	36,906	23.3
Money market deposits	11,508	6.6	6,114	3.9
Savings deposits	16,360	9.5	15,521	9.8

Subtotal	100,331	57.9	93,729	59.2

Certificates of deposit:
Under 4.00%	36,484	21.1	422	0.3
4.00%-4.99%	11,205	6.5	6,898	4.4
5.00%-5.99%	19,043	11.0	24,360	15.4
6.00%-6.99%	6,229	3.5	32,793	20.7
7.00% and over	11	0.0	58	0.0

Total certificates of deposit (1)	72,972	42.1	64,531	40.8

Total deposits	$173,303	100.0%	$158,260	100.0%

(1)	Includes individual retirement accounts (“IRAs”) totaling $6,441 and $4,111 at December 31, 2001 and 2000, respectively, all of which are in the form of certificates of deposit.

     The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

	Year Ended December 31,

	2001		2000

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Demand, money market and NOW	$77,461	1.43%	$72,142	1.84%
Savings deposits	15,899	1.86%	16,234	2.21%
Certificates of deposit	71,677	4.94%	65,400	5.40%

Total deposits	$165,037	3.07%	$153,776	3.39%

     BLF does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on BLF. Management believes that substantially all of BLF’s depositors are residents in its primary market areas. BLF currently does not accept brokered deposits. As shown in the tables below, a significant amount of BLF’s certificates of deposit will mature during the year ending December 31, 2002. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, BLF management anticipates that substantially all of BLF’s certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, BLF management does not believe that the maturity of BLF’s certificates of deposit during the year ending December 31, 2002, will have a material adverse effect on BLF’s liquidity. However, if BLF is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on BLF’s net income.

     The following tables present by various interest rate categories the amounts of certificates of deposit at December 31, 2001 which mature during the periods indicated:

	Due	Due	Due	Due
	Under Three	3 Months to	1 Year to	Over
	Months	12 Months	3 Years	3 Years	Total

	(Dollars in thousands)
At December 31, 2001:
Under 4.00%	$11,919	$22,152	$1,741	$672	$36,484
4.00% - 4.99%	2,843	5,154	2,104	1,104	11,205
5.00% - 5.99%	10,553	2,280	5,224	986	19,043
6.00% - 6.99%	2,007	2,487	850	885	6,229
7.00% and over	—	11	—	—	11

Total certificates of deposit	$27,322	$32,084	$9,919	$3,647	$72,972

     Jumbo certificates ($100,000 and over) mature as follows:

	At December 31,

	2001	2000

	(Dollars in thousands)
Due in three months or less	$8,319	$3,513
Due from three months to one year	8,173	7,872
Due from twelve months to three years	1,418	1,055
Due over three years	201	—

	$18,111	$12,440

     The following table sets forth the net deposit flows of BLF during the periods indicated:

	At December 31,

	2001	2000

	(Dollars in thousands)
Net increase before interest credited	$9,980	$4,827
Net interest credited and paid	5,063	4,980

Net deposit increase	$15,043	$9,807

Other Borrowings

     During 2000, BLF sold securities under agreements to repurchase with a par value of $7,935,000 and a fair value of $7,666,000 to secure overnight borrowings totaling $7,516,000 at December 31, 2000. The interest rate on this overnight borrowing was 6.91%. All securities sold under agreements to repurchase were repaid in 2001.

     BLF has noncontractual (or guidance) agreements with Independent Bankers Bank of Florida and Compass Bank to borrow up to $2,000,000 and $500,000, respectively. BLF had no borrowings from federal funds purchased at December 31, 2001.

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

Future Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the effect of this new standard will have a material impact on BLF’s financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The effect of this adoption on BLF’s financial statements, if any, has not been determined

Item 7.  Financial Statements

     The financial statements of BLF as of and for the years ended December 31, 2001 and 2000 are set forth in this Form 10-KSB as Exhibit 13.1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 21, 2002, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

SECTION 16(a) REPORTING REQUIREMENTS

     Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of BLF, and persons who beneficially own more than 10% of BLF Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the BLF with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 — Annual Statement of Changes in Beneficial Ownership, BLF believes that, during 2001, all filing requirements applicable to reporting persons were met.

Item 10.  Executive Compensation

     The information contained in the sections captioned “Information About the Board of Directors and Its Committees,” and “Executive Compensation and Benefits” under “Election of Directors” in the Proxy Statement, is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information contained in the sections captioned “Directors” and “Management and Principal Stock Ownership” under “Election of Directors,” in the Proxy Statement, is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     The information contained in the section entitled “Certain Transactions” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Independent Auditors’ Report
Consolidated Statements of Financial Condition as of December 31, 2001 and 2000
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000
Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2001 and 2000 Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Restated Articles of Incorporation of Big Lake Financial Corporation (Incorporated by reference to Exhibit 3.1 to BLF’s Registration Statement No. 333-30779 (the “Registration Statement”))

3.2	-	Bylaws of Big Lake Financial Corporation (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of Big Lake Financial Corporation (Incorporated by reference to Exhibit 4.1 to the Registration Statement)

10.1	-	Big Lake Financial Corporation 1987 Stock Option Plan and amendment thereto (Incorporated by reference to Exhibit 10.1 to the Registration Statement) *

10.2	-	Lease dated December 11, 1989 between AAA Warehouse, Inc. and Clewiston National Bank and Amendment thereto dated November 28, 1995 (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3	-	Lease dated April 1, 1981 between Earl R. Gamer and Clewiston National Bank and Modification and Lease Extension Agreement thereto dated April 1, 1996 (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4	-	Employment agreement dated July 15, 1998 between Big Lake National Bank, Big Lake Financial Corporation, and Joe G. Mullins (Incorporated by reference to Exhibit to Form 10-KSB for the year ended December 31, 1999)*

10.5	-	Lease dated April 8, 1999 between Phillip Y. Berger and Big Lake National Bank (Incorporated by reference to Exhibit 10.5 to Registration Statement)

10.6	-	Lease dated July 1, 1998 between First Union National Bank and Albritton and See Properties and Modification and Lease Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.6 to Registration Statement)

13.1	-	Big Lake Financial Corporation 2001 Annual Report

21.1	-	List of Subsidiaries of Big Lake Financial Corporation

23.1	-	Consent of Stevens, Powell & Company, P.A.

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K
No current reports on Form 8-K were filed by BLF during the last fiscal quarter covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Okeechobee, State of Florida, on the 20th day of February, 2002.

BIG LAKE FINANCIAL CORPORATION

-s- Edwin E. Walpole, III

Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on February 20, 2002.

Signature		Title

-s-	Edwin E. Walpole, III	Chairman of the Board, President and Chief Executive Officer and Director

Edwin E. Walpole, III

-s-	Anita DeWitt	Treasurer (Principal Financial Officer and Principal Accounting Officer)

Anita DeWitt

-s-	Joe G. Mullins	Executive Vice President and Chief Administrative Officer and Director

Joe G. Mullins

-s-	John W. Abney, Sr.	Director

John W. Abney, Sr.

-s-	Mary Beth Cooper	Director

Mary Beth Cooper

-s-	H. Gilbert Culbreth, Jr.	Director

H. Gilbert Culbreth, Jr.

-s-	Bobby H. Tucker	Director

Bobby H. Tucker

-s-	John B. Boy	Director

John B. Boy

-s-	Thomas A. Smith	Director

Thomas A. Smith

-s-	Curtis S. Fry	Director

Curtis S. Fry

-s-	Robert Coker	Director

Robert Coker

Big Lake Financial Corporation
Form 10-KSB
For Fiscal Year Ending December 31, 2001

EXHIBIT INDEX

Exhibit		Page
No.	Exhibit	No.

13.1	Big Lake Financial Corporation 2001 Annual Report
21.1	Subsidiaries of the Registrant
23.1	Consent of Stevens, Powell & Company, P.A.