Form 10QSB
period 2002-05-14
BIG LAKE FINANCIAL CORP
filed 2002-05-15
CIK 789561

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


                  For the Quarterly Period Ended March 31, 2002
                        Commission File Number 333-30779
                       ----------------------------------

                         BIG LAKE FINANCIAL CORPORATION
                         ------------------------------
        (Exact Name of small business issuer as specified in its charter)

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

                       ----------------------------------
                                 (863) 467-4663
                                 --------------
                 (Issuer's telephone number including area code)
                       ----------------------------------

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                    Outstanding as of May 10, 2002
---------------                               ------------------------------
Common Stock                                  Common Stock - 557,170
  Par Value $0.01 per share

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

               FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
PART I - FINANCIAL INFORMATION

         ITEM 1 -          FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Financial Condition as of
                  March 31, 2002 (Unaudited) and December 31, 2001..................................     3

                  Consolidated Statements of Operations and Comprehensive Income
                  for the Three Months Ended March 31, 2002 and 2001 (Unaudited)....................     4

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2002 and 2001 (Unaudited)..................................     5

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited).............     6

                  Notes to Consolidated Financial Statements (Unaudited)............................     7

                  Review by Independent Certified Public Accountants................................    11

                  Report on Review by Independent Certified Public Accountants......................    12


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.........................................................    13

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................    19


PART II - OTHER INFORMATION.........................................................................    20


SIGNATURES..........................................................................................    21

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    March 31, 2002       December 31,
                                                                     (Unaudited)             2001
                                                                    --------------       ------------
ASSETS
Cash and due from banks                                               $   8,670           $ 11,257
Federal funds sold                                                       21,337              8,454
                                                                      ---------           --------
     Total cash and cash equivalents                                     30,007             19,711
Securities, available-for-sale                                           27,572             27,730
Securities, held-to-maturity (market value of
  $2,888 in 2002 and $2,860 in 2001)                                      2,898              2,900
Loans less allowance for credit losses                                  137,926            133,140
Facilities                                                                4,593              4,054
Other assets                                                              3,735              3,751
                                                                      ---------           --------
         TOTAL                                                        $ 206,731           $191,286
                                                                      =========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing accounts                                     $  46,138           $ 40,883
     NOW accounts                                                        41,848             31,580
     Money market accounts                                               12,528             11,508
     Savings accounts                                                    18,684             16,360
     Time deposits, $100,000 and over                                    18,681             18,111
     Other time deposits                                                 51,249             54,861
                                                                      ---------           --------
         Total deposits                                                 189,128            173,303
Other borrowings and federal funds purchased                              1,682              1,827
Other accrued expenses and liabilities                                    1,017              1,403
                                                                      ---------           --------
         Total liabilities                                              191,827            176,533
                                                                      ---------           --------
Commitments and contingencies                                                --                 --
                                                                      ---------           --------
Stockholders' equity:
     Common stock                                                             6                  5
     Additional paid-in capital                                           8,917              8,505
     Retained earnings                                                    5,992              6,081
     Accumulated other comprehensive income:
         Net unrealized holding gains (losses) on securities                (11)               162
                                                                      ---------           --------
         Total stockholders' equity                                      14,904             14,753
                                                                      ---------           --------
         TOTAL                                                        $ 206,731           $191,286
                                                                      =========           ========
Book value per common share                                           $   26.75           $  26.48
                                                                      =========           ========
Common shares outstanding (2001 restated for stock dividend)            557,170            557,170
                                                                      =========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                                   For the Three Months Ended March 31,
                                                                   ------------------------------------
                                                                          2002              2001
                                                                         -------           -------
Interest and fees on loans                                               $ 2,628           $ 2,638
Investment income on investment securities
    and interest-bearing deposits in other banks                             326               714
Federal funds sold                                                            79                74
                                                                         -------           -------
         Total interest income                                             3,033             3,426
                                                                         -------           -------

Interest on deposits                                                         889             1,398
Other borrowings and federal funds purchased                                   6                73
                                                                         -------           -------
         Total interest expense                                              895             1,471
                                                                         -------           -------

         Net interest income before provision for credit losses            2,138             1,955

Provision for credit losses                                                   70                80
                                                                         -------           -------

         Net interest income                                               2,068             1,875
                                                                         -------           -------

Service charges and fees on deposit accounts                                 346               348
Other fees and income                                                         37                21
                                                                         -------           -------
         Total other income                                                  383               369
                                                                         -------           -------

Other expenses:
     Salaries and employee benefits                                          916               856
     Expenses of bank premises and fixed assets                              259               256
     Other operating expenses                                                769               601
                                                                         -------           -------
         Total other expenses                                              1,944             1,713
                                                                         -------           -------

Income before provision for income taxes                                     507               531

Provision for income taxes                                                   173               187
                                                                         -------           -------

Net income                                                                   334               344

Other comprehensive income, net of income taxes:
     Unrealized holding gains (losses) arising during period                (173)              256
                                                                         -------           -------

Comprehensive income                                                     $   161           $   600
                                                                         =======           =======

Earnings per common share
     Basic                                                               $  0.60           $  0.62
                                                                         =======           =======
     Dilutive                                                            $  0.60           $  0.62
                                                                         =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                       For the Three Months Ended March 31,
                                                                       ------------------------------------
                                                                             2002               2001
                                                                           --------           --------
Net cash provided by operating activities                                  $    304           $  1,226
                                                                           --------           --------

Cash flows from investing activities:
     Net (increase) decrease in:
       Investment securities                                                   (184)            23,669
       Loans                                                                 (4,856)            (4,234)
       Other real estate                                                         15                179
     Purchases of bank premises and equipment, net                             (653)               (17)
                                                                           --------           --------

         Net cash provided (used) by investing activities                    (5,678)            19,597
                                                                           --------           --------

Cash flows from financing activities:
     Net increase in deposits                                                15,825             11,854
     Repayment of other borrowings                                             (145)            (9,406)
     Proceeds from stock options exercised                                       --                 28
     Cash paid in lieu of fractional shares                                     (10)                (8)
                                                                           --------           --------

         Net cash provided by financing activities                           15,670              2,468
                                                                           --------           --------

Increase in cash and cash equivalents                                        10,296             23,291

Cash and cash equivalents at beginning of period                             19,711              8,077
                                                                           --------           --------

Cash and cash equivalents at end of period                                 $ 30,007           $ 31,368
                                                                           ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                         NET
                                                                                                      UNREALIZED
                                                                                                        HOLDING
                                                    COMMON STOCK        ADDITIONAL                       GAINS          TOTAL
                                                 -------------------      PAID-IN       RETAINED      (LOSSES) ON   STOCKHOLDERS'
                                                  SHARES      AMOUNT      CAPITAL       EARNINGS      SECURITIES       EQUITY
                                                 -------------------    ----------      --------      -----------   -------------
                                                                         (Dollars In Thousands)

Balance, December 31, 2001                       543,889        $5        $8,505        $ 6,081         $ 162         $ 14,753

Stock dividend declared                           13,281         1           412           (413)           --               --
Cash paid in lieu of fractional shares                --         -            --            (10)           --              (10)
Comprehensive income:
   Net income                                         --         -            --            334            --
   Net change in unrealized
     holding gains (losses) on securities             --         -            --             --          (173)

   Total comprehensive income                         --         -            --             --            --              161
                                                 -------        --        ------        -------         -----         --------

Balance, March 31, 2002                          557,170        $6        $8,917        $ 5,992         $ (11)        $ 14,904
                                                 =======        ==        ======        =======         =====         ========

The accompanying notes are an integral part of these consolidated financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

NOTE 1 - ACCOUNTING POLICIES

Our consolidated financial statements include the accounts of Big Lake Financial Corporation ("BLFC"), and its wholly owned subsidiary, Big Lake National Bank ("BLNB"). Our consolidated financial statements for the three months ended March 31, 2002 and 2001, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2001, and are incorporated herein by reference.

BLNB, a national banking association, and BLFC are subject to regulations issued by certain regulatory agencies and undergo periodic examinations by those agencies. BLNB provides a wide range of banking services to individual and corporate customers through its branch network. Our primary trade area encompasses Okeechobee, Highlands, Hendry, Glades, Hardee, and DeSoto Counties. The majority of our loans are currently to customers located in these counties.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans ("Other Real Estate Owned"). We obtain independent appraisals for significant properties in connection with the determination of the allowance for credit losses on loans and foreclosed real estate.

While we use available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for losses on loans and foreclosed real estate. Such agencies may require us to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments consist of cash, due from banks, federal funds sold, investment securities, loans receivable, accrued interest receivable, deposits, other borrowings, accrued interest payable, and off-balance sheet commitments such as commitments to extend credit and standby letters of credit. On an interim basis, we consider the cost of providing estimated fair values by each class of financial instrument to exceed the benefits derived. In our opinion, the carrying amount of financial instruments approximates fair value.

RECLASSIFICATIONS - Certain amounts in the prior periods have been reclassified to conform to the presentation for the current period.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The standard provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. Impairment testing is required during the first year of adoption and any impairment losses resulting from such testing will be reported as a cumulative effect of a change in accounting principle in the first quarter of 2002. We have determined that substantially all of our intangible assets have finite lives and we believe that no significant impairment in the carrying values exists at March 31, 2002. We will continue to amortize intangible assets on a straight-line basis over initial lives ranging from 7 to 15 years. Therefore, the adoption of SFAS 142 will not have a significant impact on our financial condition or results of operations.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

NOTE 1 - ACCOUNTING POLICIES (Continued)

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS 143 will not have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The proposed standard provides a unified model for all assets to be disposed of, including the disposal of segments of a business currently accounted for under APB Opinion No. 30. SFAS 144 also resolves the implementation issues and inconsistencies in the accounting for disposing of assets raised by SFAS 121 and covers the reporting of discontinued operations. The standard supercedes SFAS 121, while retaining the recognition and measurement provisions of SFAS 121 for long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. We believe the adoption of SFAS 144 will not have a significant impact on our financial position or results of operations.

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three months ended March 31, 2002 and 2001. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 7, we declared a 2.5% stock dividend. The average number of shares and potential dilutive shares have been restated for the stock dividend. At March 31, 2002 and 2001, the outstanding stock options totaled -0- and 3,429, respectively. For purposes of computing diluted EPS, the treasury stock method was used for 2001. At March 31, 2002, there were no potential dilutive shares. The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2002 and 2001:

                                                                                    Three Months Ended March 31,
                                                                                      2002                2001
                                                                                    --------            --------
     Basic EPS computation:
         Numerator - Net income                                                     $334,000            $344,000
                                                                                    --------            --------
         Denominator - Weighted average shares outstanding                           557,170             551,318
                                                                                    --------            --------
         Basic EPS                                                                     $0.60               $0.62
                                                                                    ========            ========

     Diluted EPS computation:
         Numerator - Net income                                                     $334,000            $344,000
                                                                                    --------            --------
         Denominator -
              Weighted average shares outstanding                                    557,170             551,318
              Stock options                                                               --               2,410
                                                                                    --------            --------
                                                                                     557,170             553,728
                                                                                    --------            --------
         Diluted EPS                                                                   $0.60               $0.62
                                                                                    ========            ========

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                                        MARCH 31, 2002                            DECEMBER 31, 2001
                                             ------------------------------------       -------------------------------------
                                                             NET                                          NET
                                             AMORTIZED    UNREALIZED       FAIR         AMORTIZED     UNREALIZED       FAIR
                                               COST        LOSSES          VALUE          COST      GAINS (LOSSES)     VALUE
                                             ---------    ----------      -------       ---------   --------------    -------
Securities available-for-sale
   U. S. Government agencies and other        $27,589        $(17)        $27,572        $27,478        $ 252         $27,730
                                              =======        ====         =======        =======        =====         =======

Securities to be held-to-maturity
   State and municipal                        $ 2,898        $(10)        $ 2,888        $ 2,900        $ (40)        $ 2,860
                                              =======        ====         =======        =======        =====         =======

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                                          March 31,              December 31,
                                                                            2002                     2001
                                                                          ---------              ------------
         Real estate secured loans                                        $ 117,414               $ 113,617
         Consumer loans and revolving credit plans                           10,440                  10,413
         Commercial and all other loans                                      11,888                  10,871
                                                                          ---------               ---------
                  Total loan portfolio                                      139,742                 134,901
         Less, unearned income and deferred fees and credits                    (56)                    (54)
         Less, allowance for credit losses                                   (1,760)                 (1,707)
                                                                          ---------               ---------
                  Loans, net                                              $ 137,926               $ 133,140
                                                                          =========               =========

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. We maintain the allowance for credit losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                                          For the Three           For the Twelve
                                                                          Months Ended             Months Ended
                                                                         March 31, 2002         December 31, 2001
                                                                         --------------         -----------------

         Balance, beginning of period                                      $ 1,707                 $ 1,354
         Provision charged to operating expense                                 70                     440
         Loans, charged-off                                                    (30)                   (130)
         Recoveries                                                             13                      43
                                                                           -------                 -------

         Balance, end of period                                            $ 1,760                 $ 1,707
                                                                           =======                 =======

At March 31, 2002, and December 31, 2001, we had classified loans totaling $1,075,000 and $471,000, respectively, as impaired or nonaccrual.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


NOTE 6 - OTHER BORROWINGS

At March 31 2002, and December 31, 2001, we had other borrowings from overnight repurchase agreements totaling $1,682,000 and $1,827,000, respectively.

BLNB has noncontractual (or guidance) agreements with Independent Bankers Bank of Florida and Compass Bank to borrow up to $2,000,000 and $500,000, respectively. We had no borrowings from federal funds purchased at March 31, 2002, or December 31, 2001.

NOTE 7 - STOCK DIVIDEND

On February 20, 2002, our Board of Directors declared a stock dividend payable at a rate of 2.5% of shares issued and outstanding to stockholders of record on February 28, 2002, payable on or before March 31, 2002. Cash in lieu of fractional shares was paid at the rate of $31.00 per share, which was the estimated fair market value at that time. The total cash paid in lieu of fractional shares amounted to approximately $10,000.

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

BLNB is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Financial instruments at March 31, 2002, consisted of commitments to extend credit approximating $12.1 million and letters of credit of $108,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a number of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 9 - REGULATORY CAPITAL

We are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2002, of the regulatory capital requirements and our actual capital on a percentage basis.

                                                                                                        Regulatory
                                                                                       Actual           Requirement
                                                                                       ------           -----------
Big Lake Financial Corporation
     Total capital (to risk-weighted assets)                                           12.45%              8.00%
     Tier I capital (to risk-weighted assets)                                          11.19%              4.00%
     Tier I capital (to average assets)                                                 6.68%              4.00%

Big Lake National Bank
     Total capital (to risk-weighted assets)                                           11.83%              8.00%
     Tier I capital (to risk-weighted assets)                                          10.57%              4.00%
     Tier I capital (to average assets)                                                 6.30%              4.00%

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 MARCH 31, 2002

Stevens, Powell & Company, P.A., BLFC's independent certified public accountants, has made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

          REPORT ON REVIEW OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Audit Committee
Big Lake Financial Corporation
Okeechobee, Florida

We have reviewed the accompanying condensed consolidated statements of financial condition of Big Lake Financial Corporation, ("BLFC"), and its wholly-owned subsidiary, Big Lake National Bank ("BLNB"), as of March 31, 2002, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three month periods ended March 31, 2002 and 2001, and the related consolidated statement of changes in stockholders' equity for the three month period ended March 31, 2002. These consolidated financial statements are the responsibility of BLFC's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition as of December 31, 2001, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
May 10, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

Commercial Banking Operations. BLFC, through its wholly-owned subsidiary, BLNB, conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon BLNB's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, our profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking fees. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

We conduct our business through our branch network, which includes:

- Our main office, which opened in July 1986, at 1409 South Parrott Avenue, Okeechobee, Florida,
- Lake Placid Branch, which was acquired from First America Bank - Florida, FSB in December 1995,
- Branches located in Clewiston, LaBelle, and Moore Haven, Florida, acquired from Clewiston National Bank ("CNB") in May 1998 (CNB was acquired by BLFC through its acquisition of CNB Financial Corporation in October 1997),
- Wauchula and Arcadia, Florida, branches, which were acquired from First Union National Bank in November 1998; and,
- Treasure Island Branch, also located in Okeechobee, Florida, which opened in August 1999, and now includes the former Taylor Creek Branch accounts.

                           FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in BLFC's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. We advise readers that the factors listed above, as well as others, could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

                         FUTURE ACCOUNTING REQUIREMENTS

There are currently no pronouncements issued that are scheduled for implementation during the first half of 2002.

                               IMPACT OF INFLATION

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of BLFC are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. As discussed previously, we seek to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

                              RESULTS OF OPERATIONS

Our net income for the three months ended March 31, 2002, was $334,000 as compared with $344,000 reported in the same period of 2001. The growth in other expenses of $231,000, or 13.5%, outpaced the increase in net interest income of $193,000, or 10.3%, and other income of $14,000, or 3.8%. Despite a sharp decline in average yields on earning assets, we managed to grow our net interest income before provision for credit losses 9.4% during this period as a result of changes in the mix of earning assets from lower yielding investments to loans, the growth in earning assets of 10.2%, and the increase in noninterest-bearing deposits of 15.8%, which helped lower the overall cost of funds to 1.96% from 3.43%.

                              FINANCIAL CONDITION

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2002):

                                                                            Three Months Ended        Year Ended
                                                                                 March 31,           December 31,
                                                                                   2002                  2001
                                                                            ------------------       ------------
         Return on average assets                                                  0.67%                 0.85%
         Return on average equity                                                  9.11%                11.05%
         Interest-rate spread during the period                                    4.07%                 3.92%
         Net interest margin                                                       4.66%                 4.78%
         Allowance for credit losses to period end loans                           1.26%                 1.27%
         Net charge-offs to average loans                                          0.05%                 0.10%
         Nonperforming assets to period end loans and foreclosed property          0.78%                 0.38%
         Nonperforming assets to period end total assets                           0.53%                 0.27%

                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management. Liquidity management involves monitoring the sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different statement of financial condition components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.

We expect to meet our liquidity needs with:

         - available cash and federal funds sold, which totaled $30.0 million at March 31, 2002;
         - maturities of investment securities totaling $1.1 million in the 12 months following March 31, 2002;
         -        the repayment of loans;
         -        proceeds of unpledged investments available-for-sale;
         -        growth in deposits; and
         -        if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold, were $21.3 million at March 31, 2002, as compared to $8.5 million at December 31, 2001. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.

Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $170.4 million at March 31, 2002, and $155.2 million at December 31, 2001, an increase of 9.8%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future. Since December 31, 2001, we experienced double-digit growth in noninterest-bearing demand deposit, NOW, and savings accounts, while money market accounts increased 8.9% and total certificates of deposit declined 4.2%.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions fund their statement of financial conditions in part through large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, we generally do not accept brokered deposits.

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At March 31, 2002, we had commitments to originate loans totaling $12.1 million, and had issued, but unused, letters of credit of $108,000 for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following March 31, 2002, total $59.9 million. We believe that adequate resources to fund all its anticipated commitments exists, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital. The banking regulatory agencies require financial institutions and certain bank holding companies to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and holding companies with assets of $150.0 million or greater are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions and holding companies are required to maintain ratios 100 to 200 basis points above the minimum. We exceeded minimum regulatory capital ratios as of March 31, 2002, as reflected in the following tables, which set forth our regulatory capital position (dollars in thousands):

                                                           Actual                Minimum          Well-Capitalized
Big Lake Financial Corporation                       Amount        %       Amount         %      Amount        %
------------------------------                      --------     ------    -------      -----    -------     ------
Total capital (to risk-weighted assets)             $ 14,880     12.45%    $ 9,564      8.00%    $11,955     10.00%
Tier I capital (to risk-weighted assets)            $ 13,382     11.19%    $ 4,782      4.00%    $ 7,173      6.00%
Tier I capital (to average assets)                  $ 13,382      6.68%    $ 8,012      4.00%    $10,015      5.00%

                                                           Actual                Minimum          Well-Capitalized
Big Lake National Bank                               Amount        %       Amount         %      Amount        %
----------------------                              --------     ------    -------      -----    -------     ------

Total capital (to risk-weighted assets)             $ 14,082     11.83%    $ 9,525      8.00%    $11,907     10.00%
Tier I capital (to risk-weighted assets)            $ 12,590     10.57%    $ 4,763      4.00%    $ 7,144      6.00%
Tier I capital (to average assets)                  $ 12,590      6.30%    $ 7,993      4.00%    $ 9,991      5.00%

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

The following table depicts, for the periods indicated, certain information related to our average statements of financial condition and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages (dollars in thousands):

                                                              For the Three Months Ended March 31,
                                                             2002                                    2001
                                             --------------------------------------------------------------------------
                                                           Interest       Average                  Interest     Average
                                              Average        and          Yield/     Average          and        Yield/
                                              Balance     Dividends        Rate      Balance       Dividends      Rate
                                             --------     ---------       -------    --------      ---------    -------
Interest-earning assets:
     Loans                                   $136,733      $ 2,628         7.79%     $113,123      $ 2,638       9.46%
     Investment and mortgage-
         backed securities                     29,697          326         4.45%       49,426          714       5.86%
     Other interest-earning assets             19,699           79         1.63%        6,283           74       4.78%
                                             --------      -------                   --------      -------

         Total interest-earning assets        186,129        3,033         6.61%      168,832        3,426       8.23%
                                                           -------                                 -------

Noninterest-earning assets                     15,698                                  14,950
                                             --------                                --------

         Total assets                        $201,827                                $183,782
                                             ========                                ========

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                    $ 51,661          190         1.49%     $ 46,263          381       3.34%
     Savings                                   17,680           64         1.47%       15,792           88       2.26%
     Certificates of deposit                   71,508          635         3.60%       66,194          929       5.69%
     Other                                      1,986            6         1.23%        4,821           73       6.14%
                                             --------      -------                   --------      -------

         Total interest-bearing liabilities   142,835          895         2.54%      133,070        1,471       4.48%
                                                           -------                                 -------

Noninterest-bearing liabilities                44,119                                  37,801
Stockholders' equity                           14,873                                  12,911
                                             --------                                --------

         Total liabilities and
              stockholders' equity           $201,827                                $183,782
                                             ========                                ========

Net interest income before provision
    for credit losses                                      $ 2,138                                 $ 1,955
                                                           =======                                 =======

Interest-rate spread                                                       4.07%                                 3.75%
                                                                           =====                                 =====

Net interest margin                                                        4.66%                                 4.70%
                                                                           =====                                 =====

Ratio of average interest-earning assets to
    average interest-bearing liabilities      130.31%                                 126.87%
                                             ========                                ========

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

INTEREST INCOME AND EXPENSE

Interest Income. Interest income was $3,033,000 and $3,426,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in interest income of $393,000, or 11.5%, was due to substantial declines in yields on average earning assets of 162 basis points, which was the result of discount rate reductions by the Federal Reserve Board. During this period, we improved the mix of earning assets. Average loans as a percentage of total earning assets increased to 73.5% in the first quarter of 2002 as compared with 67.0% in 2001. We also benefited from the rise in the average loan-to-deposit ratio for the three months ended March 31, 2002, to 74% from the 2001 level of 68%. We believe our efforts to maximize our branch network, which included increased advertising and business development activity, contributed to this improvement in mix.

Interest Expense. Interest expense was $895,000 and $1,471,000 for the three months ended March 31, 2002 and 2001, respectively. While average interest-bearing liabilities grew by $9.8 million, or 7.3%, during this period, interest expense was lower by 39.2% as a result of the rapid decline in the rate environment with the cost of funds for interest-bearing liabilities dropping to 2.54% from 4.48% in the first quarter of 2002 over the same period in 2001.

Net Interest Income before Provision for Credit Losses. Net interest income before provision for credit losses was $2,138,000 and $1,955,000 for the three months ended March 31, 2002 and 2001, respectively. The net interest margin for the first quarter of 2002 was 4.66% as compared with the net interest margin in 2001 of 4.70%, a decrease of 4 basis points. With the higher loan-to-deposit ratio and the favorable shift in the mix of earning assets, we were able to maintain our net interest margin in spite of the current rate environment resulting from market conditions and recent Federal Reserve actions to reduce interest rates.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

BLNB has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

Asset Classification. Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. Banking regulators have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, condition, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general credit loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by us.

At March 31, 2002, we had loans totaling approximately $2.6 million classified as substandard or doubtful, as compared with $1.9 million at March 31, 2001. The increase in classified substandard loans over this period is due principally to the recent economic downturn, which impacted real estate loans. At March 31, 2002, we had classified $581,000 in nonaccrual 1-4 family residential real estate loans compared with $127,000 at March 31, 2001. The classified nonaccrual for nonfarm nonresidential properties grew from $82,000 to $323,000 over this time period. We do not anticipate any significant losses from this unfavorable trend as approximately $459,000 in substandard loans were either paid off or the underlying collateral sold during April 2002.

Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the provision when we believe that the collectibility of principal is unlikely. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While we use the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

Activity in the allowance for credit losses follows (dollars in thousands):

                                                            For the Three        For the Twelve
                                                            Months Ended          Months Ended
                                                           March 31, 2002      December 31, 2001
                                                           --------------      -----------------
         Balance, beginning of period                          $ 1,707              $ 1,354
         Provision charged to operating expense                     70                  440
         Loans, charged-off                                        (30)                (130)
         Recoveries                                                 13                   43
                                                               -------              -------

         Balance, end of period                                $ 1,760              $ 1,707
                                                               =======              =======

         Annualized net charge-offs as a percentage
              of average loans for the period                     0.05%                0.10%
                                                               =======              =======

At March 31, 2002, the allowance for credit losses amounted to $1,760,000, or 1.26% of total outstanding loans (net of unearned income and deferred fees and credits). At December 31, 2001, the allowance stood at 1.27%. We recorded provisions for credit losses totaling $70,000 and $80,000 for the three months ended March 31, 2002 and 2001, respectively.

NONINTEREST INCOME AND EXPENSE

Noninterest Income. Total other income improved slightly rising 3.8% to $383,000 for the three months ended March 31, 2002, from $369,000 for the three months ended March 31, 2001. No significant trends were observed by us in the various components of noninterest income.

Noninterest Expense. Total other expenses increased to $1,944,000 for the three months ended March 31, 2002, compared to $1,713,000 for the three months ended March 31, 2001. This increase of $231,000, or 13.5%, reflects higher expenses due principally from our recent upgrade in our data processing capacity and services we can offer. During 2001, we converted our inhouse data processing system to FISERV. This event, along with routine increases in our costs, were offset in part by a nonrecurring transaction totaling $62,000 in 2001 related to the exercise of stock options.

PROVISION FOR INCOME TAXES

The income tax provision was $173,000 for the three months ended March 31, 2002, or an effective rate of 34.1%. This compares with an effective rate of 35.2% for the same period in 2001. The effective tax rates in 2002 and 2001 differ from the federal and state statutory rates principally due to nontaxable loan and investment income, which totaled $43,000 and $31,000 for the quarters ended March 31, 2002 and 2001, respectively. The growth in nontaxable income was the principal reason for the decline in the effective rates for these periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. We have little or no risk related to trading accounts, commodities or foreign exchange.

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest rate swaps. We actively monitor and manage interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on the asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in our market risk exposure since December 31, 2001.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART II:          OTHER INFORMATION

                  Item 1. Legal Proceedings. There are no material legal proceedings to which Big Lake Financial Corporation, or its wholly-owned subsidiary, Big Lake National Bank, is a party to or to which any of their property is subject.

                  Item 2.  Changes in Securities and Use of Proceeds.
                           None.

                  Item 3.  Defaults upon Senior Securities.
                           None.

                  Item 4. Submission of Matters to a Vote of Security Holders. An Annual Meeting of Shareholders was held on March 21, 2002. At that meeting, a majority of the shareholders of record voted to elect the following directors: John W. Abney, Sr., Mary Beth Cooper, and Edwin E. Walpole, III, to serve until the Annual Meeting of Shareholders in 2005 and Joe Mullins, to serve until the Annual Meeting of Shareholders in 2003, and to transact such other or further business as may properly come before the 2002 Annual Meeting and any adjournment or postponement thereof.

                           ----------------------------------------------------------------------------------
                                                                         Votes          Votes        Votes
                                 Director                                 For          Against       Absent
                           ----------------------------------------------------------------------------------
                           John W. Abney, Sr                            455,921          264          101
                           ----------------------------------------------------------------------------------
                           Mary Beth Cooper                             456,185            0          101
                           ----------------------------------------------------------------------------------
                           Edwin E. Walpole, III                        456,067            0          219
                           ----------------------------------------------------------------------------------
                           Joe G. Mullins                               456,067            0          219
                           ----------------------------------------------------------------------------------

                  Item 5.  Other Information. None.

                  Item 6.  Exhibits and Reports on Form 8-K.
                           a)       Exhibits.
                                    None.

                           b)       Reports on Form 8-K.
                                    None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Big Lake Financial Corporation



Date:  May 10, 2002                 /s/ Joe G. Mullins
                                    ------------------
                                    Joe G. Mullins
                                    Executive Vice President and
                                    Chief Administrative Officer


Date: May 10, 2002                  /s/ Anita DeWitt
                                    ------------------
                                    Anita DeWitt
                                    Treasurer