Form 10QSB
period 2002-06-30
BIG LAKE FINANCIAL CORP
filed 2002-08-14
CIK 789561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2002
Commission File Number 333-30779

BIG LAKE FINANCIAL CORPORATION
(Exact Name of small business issuer as specified in its charter)

Florida	59-2613321

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1409 S. Parrott Avenue Okeechobee, Florida	34974

(Address of Principal Executive Offices)	(Zip Code)

(863) 467-4663
(Issuer’s telephone number including area code)

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No[  ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of August 5, 2002

Common Stock Par Value $0.01 per share	Common Stock - 557,170

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

FORM 10-QSB — FOR THE QUARTER ENDED JUNE 30, 2002

INDEX

		PAGE
		NUMBER

PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements

	Condensed Consolidated Statements of Financial Condition as of June 30, 2002 (Unaudited) and December 31, 2001.	3

	Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)	5

	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

	Review by Independent Certified Public Accountants	12

	Report on Review by Independent Certified Public Accountants	13

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	20

PART II - OTHER INFORMATION		21

SIGNATURES		22

EXHIBITS

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands Except Per Share Data)

	June 30,	December 31,
	(Unaudited)	2001

ASSETS
Cash and due from banks	$10,186	$11,257
Federal funds sold	6,911	8,454

Total cash and cash equivalents	17,097	19,711
Securities, available-for-sale	29,228	27,730
Securities, held-to-maturity (market value of $2,861 in 2002 and $2,860 in 2001)	2,798	2,900
Loans less allowance for credit losses	145,697	133,140
Facilities	4,530	4,054
Other assets	4,837	3,751

TOTAL	$204,187	$191,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing accounts	$42,477	$40,883
NOW accounts	44,275	31,580
Money market accounts	12,466	11,508
Savings accounts	19,453	16,360
Time deposits, $100,000 and over	15,698	18,111
Other time deposits	49,850	54,861

Total deposits	184,219	173,303
Other borrowings and federal funds purchased	3,242	1,827
Other accrued expenses and liabilities	1,120	1,403

Total liabilities	188,581	176,533

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	6	5
Additional paid-in capital	8,916	8,505
Retained earnings	6,499	6,081
Accumulated other comprehensive income:
Net unrealized holding gains (losses) on securities	185	162

Total stockholders’ equity	15,606	14,753

TOTAL	$204,187	$191,286

Book value per common share	$28.01	$26.48

Common shares outstanding (2001 restated for stock dividend)	557,170	557,170

The accompanying notes are an integral part of these consolidated financial statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Interest and fees on loans	$2,779	$2,720	$5,407	$5,358
Investment income on investment securities and interest-bearing deposits in other banks	362	380	688	1,094
Federal funds sold	51	275	130	349

Total interest income	3,192	3,375	6,225	6,801

Interest on deposits	826	1,333	1,715	2,731
Other borrowings and federal funds purchased	11	14	17	87

Total interest expense	837	1,347	1,732	2,818

Net interest income before provision for credit losses	2,355	2,028	4,493	3,983
Provision for credit losses	120	120	190	200

Net interest income	2,235	1,908	4,303	3,783

Service charges and fees on deposit accounts	275	204	621	552
Other fees and income	174	172	211	193

Total other income	449	376	832	745

Other expenses:
Salaries and employee benefits	910	864	1,826	1,720
Expenses of bank premises and fixed assets	251	250	510	506
Other operating expenses	759	616	1,528	1,217

Total other expenses	1,920	1,730	3,864	3,443

Income before provision for income taxes	764	554	1,271	1,085
Provision for income taxes	258	233	431	420

Net income	506	321	840	665
Other comprehensive income, net of income taxes:
Unrealized holding gains (losses) arising during period	196	48	23	304

Comprehensive income	$702	$369	$863	$969

Earnings per common share
Basic	$0.91	$0.58	$1.51	$1.20

Dilutive	$0.91	$0.58	$1.51	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Net cash provided by operating activities	$550	$1,067	$854	$2,207

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	(2,117)	7,000	(2,301)	30,669
Loans	(7,767)	(5,237)	(12,623)	(9,471)
Other real estate	(149)	(15)	(134)	164
Purchases of bank premises and equipment, net	(79)	(687)	(732)	(704)

Net cash provided (used) by investing activities	(10,112)	1,061	(15,790)	20,658

Cash flows from financing activities:
Net increase (decrease) in deposits	(4,908)	1,286	10,917	13,140
Increase (repayment) of other borrowings	1,560	950	1,415	(8,456)
Proceeds from stock options exercised	—	69	—	182
Cash paid in lieu of fractional shares	—	—	(10)	(7)

Net cash provided (used) by financing activities	(3,348)	2,305	12,322	4,859

Increase (decrease) in cash and cash equivalents	(12,910)	4,433	(2,614)	27,724
Cash and cash equivalents at beginning of period	30,007	31,368	19,711	8,077

Cash and cash equivalents at end of period	$17,097	$35,801	$17,097	$35,801

The accompanying notes are an integral part of these consolidated financial statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

					Net
					Unrealized
					Holding
	Common Stock		Additional		Gains	Total
			Paid-in	Retained	on	Stockholders'
	Shares	Amount	Capital	Earnings	Securities	Equity

	(Dollars In Thousands)
Balance, December 31, 2001	543,889	$5	$8,505	$6,081	$162	$14,753
Stock dividend declared	13,281	1	411	(412)	—	—
Cash paid in lieu of fractional shares	—	—	—	(10)	—	(10)
Comprehensive income:
Net income	—	—	—	840	—
Net change in unrealized holding gains on securities	—	—	—	—	23
Total comprehensive income	—	—	—	—	—	863

Balance, June 30, 2002	557,170	$6	$8,916	$6,499	$185	$15,606

The accompanying notes are an integral part of these consolidated financial statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

NOTE 1 - ACCOUNTING POLICIES

Our consolidated financial statements include the accounts of Big Lake Financial Corporation (“BLFC”), and its wholly owned subsidiary, Big Lake National Bank (“BLNB”). Our consolidated financial statements for the three and six months ended June 30, 2002 and 2001, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In management’s opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2001, and are incorporated herein by reference.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans (“Other Real Estate Owned”). We obtain independent appraisals for significant properties in connection with the determination of the allowance for credit losses on loans and foreclosed real estate.

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

Recent Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The standard provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. Impairment testing was required during the first year of adoption and any impairment losses resulting from such testing reported as a cumulative effect of a change in accounting principle during the first quarter of 2002. We have determined that substantially all of our intangible assets have finite lives and we believe that no significant impairment in the carrying values exists. We will continue to amortize intangible assets on a straight-line basis over initial lives ranging from 7 to 15 years. Therefore, the adoption of SFAS 142 will not have a significant impact on our financial condition or results of operations.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

NOTE 1 - ACCOUNTING POLICIES (Continued)

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS 143 will not have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The proposed standard provides a unified model for all assets to be disposed of, including the disposal of segments of a business currently accounted for under APB Opinion No. 30. SFAS 144 also resolves the implementation issues and inconsistencies in the accounting for disposing of assets raised by SFAS 121 and covers the reporting of discontinued operations. The standard supercedes SFAS 121, while retaining the recognition and measurement provisions of SFAS 121 for long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. We believe the adoption of SFAS 144 will not have a significant impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We believe the adoption of SFAS 145 will not have a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We believe the adoption of SFAS 146 will not have a significant impact on our financial position or results of operations.

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share (“EPS”) amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and six months ended June 30, 2002 and 2001. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 7, we declared a 2.5% stock dividend. The average number of shares and potential dilutive shares have been restated for the stock dividend. At June 30, 2002 and 2001, the Company no longer had any dilutive stock options outstanding. The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2002 and 2001:

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Basic EPS computations:
Numerator — Net income	$506,000	$321,000	$840,000	$665,000
Denominator — Weighted average shares outstanding	557,170	553,690	557,170	552,704

Basic EPS	$0.91	$0.58	$1.51	$1.20

Diluted EPS computation:
Numerator — Net income	$506,000	$321,000	$840,000	$665,000
Denominator — Weighted average shares outstanding	557,170	553,690	557,170	552,704

Diluted EPS	$0.91	$0.58	$1.51	$1.20

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

	June 30, 2002			December 31, 2001

		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains	Value	Cost	Gains (Losses)	Value

Securities available-for-sale
U. S. Government agencies and other	$28,938	$290	$29,228	$27,478	$252	$27,730

Securities to be held-to-maturity
State and municipal	$2,798	$63	$2,861	$2,900	$(40)	$2,860

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

	June 30,	December 31,
	2002	2001

Real estate secured loans	$124,139	$113,617
Consumer loans and revolving credit plans	10,948	10,413
Commercial and all other loans	12,466	10,871

Total loan portfolio	147,553	134,901
Less, unearned income and deferred fees and credits	(30)	(54)
Less, allowance for credit losses	(1,826)	(1,707)

Loans, net	$145,697	$133,140

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. We maintain the allowance for credit losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

	For the Six	For the Twelve
	Months Ended	Months Ended
	June 30, 2002	December 31, 2001

Balance, beginning of period	$1,707	$1,354
Provision charged to operating expense	190	440
Loans, charged-off	(99)	(130)
Recoveries	28	43

Balance, end of period	$1,826	$1,707

At June 30, 2002, and December 31, 2001, we had classified loans totaling $537,000 and $471,000, respectively, as impaired or nonaccrual.

NOTE 6 - OTHER BORROWINGS

At June 30 2002, and December 31, 2001, we had other borrowings from overnight repurchase agreements totaling $3,242,000 and $1,827,000, respectively.

BLNB has noncontractual (or guidance) agreements with Independent Bankers Bank of Florida and Compass Bank to borrow up to $2,000,000 and $500,000, respectively. We had no borrowings from federal funds purchased at June 30, 2002, or December 31, 2001.

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

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

BLNB is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Financial instruments at June 30, 2002, consisted of commitments to extend credit approximating $14.2 million and letters of credit of $93,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

may require payment of a fee. Since a number of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 9 - REGULATORY CAPITAL

We are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2002, of the regulatory capital requirements and our actual capital on a percentage basis.

		Regulatory
	Actual	Requirement

Big Lake Financial Corporation
Total capital to risk-weighted assets	12.41%	8.00%
Tier I capital to risk-weighted assets	11.17%	4.00%
Tier I capital to total assets — leverage ratio	6.82%	4.00%
Big Lake National Bank
Total capital to risk-weighted assets	12.08%	8.00%
Tier I capital to risk-weighted assets	10.81%	4.00%
Tier I capital to total assets — leverage ratio	6.45%	4.00%

NOTE 10 - DUE FROM BANK ACCOUNT RECONCILIATION

During 2002, we identified potential adjustments totaling $225,000 (net of tax of $135,000) for cash transactions and related accounting entries that had not been properly cleared from our due from bank reconciliation following the completion in late-2001 of our conversion from our in-house data processing system to FISERV. An internal investigation is underway to identify the total adjustments to our accounting records, the prior period(s) in which the errors occurred, and to what extent the amounts, if any, are recoverable from insurance carriers or other parties (subject to deductibles).

The investigation is expected to be substantially completed during the third quarter of 2002. Based on the current status of the investigation, the adjustments would most likely cover the periods from mid-1998 through mid-2000 and be reported as prior period adjustments. Under generally accepted accounting principles, beginning retained earnings would be restated. As of the June 30, 2002, the actual amount of any adjustments for the prior period(s) in which the differences occurred was unknown. Therefore, there are no adjustments reflected in the June 30, 2002 financial statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS BIG LAKE FINANCIAL
JUNE 30, 2002

Stevens, Powell & Company, P.A., BLFC’s independent certified public accountants, has made a limited review of the financial data as of June 30, 2002, and for the three and six month periods ended June 30, 2002 and 2001, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

REPORT ON REVIEW OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Audit Committee
Big Lake Financial Corporation
Okeechobee, Florida

We have reviewed the accompanying condensed consolidated statements of financial position of Big Lake Financial Corporation (“BLFC”), and its wholly-owned subsidiary, Big Lake National Bank (“BLNB”), as of June 30, 2002, and the related consolidated statements of operations and comprehensive income and condensed consolidated statement of cash flows for the three and six month periods ended June 30, 2002 and 2001, and the related consolidated statement of changes in stockholders’ equity for the six month period ended June 30, 2002. These consolidated financial statements are the responsibility of BLFC’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the Unite States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition as of December 31, 2001, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated January 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
August 5, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Commercial Banking Operations. BLFC, through its wholly-owned subsidiary, BLNB, conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon BLNB’s interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, our profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking fees. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

We conduct our business through our branch network, which includes:

•	Our main office, which opened in July 1986, at 1409 South Parrott Avenue, Okeechobee, Florida,

•	Lake Placid Branch, which was acquired from First America Bank — Florida, FSB in December 1995,

•	Branches located in Clewiston, LaBelle, and Moore Haven, Florida, acquired from Clewiston National Bank (“CNB”) in May 1998 (CNB was acquired by BLFC through its acquisition of CNB Financial Corporation in October 1997),

•	Wauchula and Arcadia, Florida, branches, which were acquired from First Union National Bank in November 1998; and,

•	Treasure Island Branch, also located in Okeechobee, Florida, which opened in August 1999, and now includes the former Taylor Creek Branch accounts.

Forward-looking Statements

When used in this Form 10-QSB, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in BLFC’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. We advise readers that the factors listed above, as well as others, could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Future Accounting Requirements

There are currently no pronouncements issued that are scheduled for implementation during 2002 that are expected to have any significant impact on the accounting policies of BLFC or BLNB.

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

Results of Operations

Our net income for the three and six months ended June 30, 2002, was $506,000 and $840,000, respectively as compared with $321,000 and $665,000 reported in the same periods of 2001. The growth in net interest income of $327,000, or 17.1%, for the quarter and $520,000, or 13.8%, for the year and other income of $73,000, or 19.4%, for the quarter and $87,000, or 11.7%, for the year was partially offset by growth in other expenses of $190,000, or 11.0%, quarter 2002 over quarter, 2001 and $421,000, or 12.2% year-to-date 2002 over year-to-date, 2001. Despite a sharp decline in average yields on earning assets, we managed to grow our net interest income before provision for credit losses 16.1%, quarter 2002 over quarter 2001 and 12.8%, year-to-date 2002 over year-to-date 2001 as a result of changes in the mix of earning assets from lower yielding investments to loans, the growth in average earning assets of 9.6%, quarter 2002 over quarter 2001 and 9.8%, year-to-date 2002 over year-to-date 2001, and the increase in average noninterest-bearing liabilities of 11.3%, quarter 2002 over quarter 2001 and 12.4%, year-to-date 2002 over year-to-date 2001, which helped lower the overall cost of funds to 2.30% from 4.04%, quarter 2002 over quarter 2001 and 2.42% from 4.26%, year-to-date 2002 over year-to-date 2001.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and six months ended June 30, 2002):

	Three Months	Six Months	Year Ended
	Ended June 30,	Ended June 30,	December 31,
	2002	2002	2001

Return on average assets	0.99%	0.83%	0.85%
Return on average equity	13.36%	11.25%	11.05%
Interest-rate spread during the period	4.44%	4.26%	3.92%
Net interest margin	4.98%	4.82%	4.78%
Allowance for credit losses to period end loans	1.24%	1.24%	1.27%
Net charge-offs to average loans	0.15%	0.10%	0.10%
Nonperforming assets to period end loans and foreclosed property	0.48%	0.48%	0.38%
Nonperforming assets to period end total assets	0.35%	0.35%	0.27%

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

We expect to meet our liquidity needs with:

•	available cash and federal funds sold, which totaled $17.1 million at June 30, 2002;

•	maturities of investment securities totaling $1.1 million in the 12 months following June 30, 2002;

•	the repayment of loans;

•	proceeds of unpledged investments available-for-sale;

•	growth in deposits; and

•	if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold, were $6.9 million at June 30, 2002, as compared to $8.5 million at December 31, 2001. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $168.5 million at June 30, 2002, and $155.2 million at December 31, 2001, an increase of 8.6%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future. Since December 31, 2001, we experienced double-digit growth in NOW, and savings accounts, while money market accounts increased 8.3% and total certificates of deposit declined 9.0%.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 2002, we had commitments to originate loans totaling $14.2 million, and had issued, but unused, letters of credit of $93,000 for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following June 30, 2002, total $55.5 million. We believe that adequate resources to fund all its anticipated commitments exists, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital. The banking regulatory agencies require financial institutions and certain bank holding companies to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and holding companies with assets of $150.0 million or greater are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions and holding companies are required to maintain ratios 100 to 200 basis points above the minimum. We exceeded minimum regulatory capital ratios as of June 30, 2002, as reflected in the following tables, which set forth our regulatory capital position (dollars in thousands):

	Actual		Minimum		Well-Capitalized

Big Lake Financial Corporation	Amount	%	Amount	%	Amount	%

Total Capital (to Risk-Weighted Assets)	$15,508	12.41%	$9,995	8.00%	$12,494	10.00%
Tier I Capital (to Risk-Weighted Assets)	$13,957	11.17%	$4,997	4.00%	$7,496	6.00%
Tier I Capital (to Average Assets)	$13,957	6.82%	$8,183	4.00%	$10,229	5.00%

	Actual		Minimum		Well-Capitalized

Big Lake National Bank	Amount	%	Amount	%	Amount	%

Total Capital (to Risk-Weighted Assets)	$14,724	12.08%	$9,747	8.00%	$12,184	10.00%
Tier I Capital (to Risk-Weighted Assets)	$13,173	10.81%	$4,874	4.00%	$7,310	6.00%
Tier I Capital (to Average Assets)	$13,173	6.45%	$8,163	4.00%	$10,204	5.00%

Average Balances, Income and Expenses, and Rates

The following table depicts, for the periods indicated, certain information related to our average statements of financial condition and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages (dollars in thousands):

	For the Three Months Ended June 30,

	2002			2001

		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

Interest-earning assets:
Loans	$144,156	$2,779	7.73%	$118,327	$2,720	9.22%
Investment and mortgage- backed securities	33,910	362	4.27%	27,926	380	5.44%
Other interest-earning assets	11,685	51	1.75%	26,897	275	4.10%

Total interest-earning assets	189,751	3,192	6.75%	173,150	3,375	7.82%

Noninterest-earning assets	16,291			14,695

Total assets	$206,042			$187,845

Interest-bearing liabilities:
Demand, money market and NOW deposits	$56,740	213	1.51%	$46,604	306	2.64%
Savings	19,054	67	1.41%	15,774	82	2.08%
Certificates of deposit	66,539	546	3.29%	69,792	945	5.43%
Other	3,390	11	1.30%	1,564	14	3.64%

Total interest-bearing liabilities	145,723	837	2.30%	133,734	1,347	4.04%

Noninterest-bearing liabilities	45,122			40,537
Stockholders’ equity	15,197			13,574

Total liabilities and stockholders’ equity	$206,042			$187,845

Net interest income before provision for credit losses		$2,355			$2,028

Interest-rate spread			4.44%			3.78%

Net interest margin			4.98%			4.70%

Ratio of average interest-earning assets to average interest-bearing liabilities	130.21%			129.47%

	For the Six Months Ended June 30,

	2002			2001

		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

Interest-earning assets:
Loans	$140,465	$5,407	7.76%	$115,784	$5,358	9.33%
Investment and mortgage-backed securities	31,816	688	4.32%	38,676	1,094	5.66%
Other interest-earning assets	15,669	130	1.67%	16,649	349	4.23%

Total interest-earning assets	187,950	6,225	6.68%	171,109	6,801	8.02%

Noninterest-earning assets	16,004			15,184

Total assets	$203,954			$186,293

Interest-bearing liabilities:
Demand, money market and NOW deposits	$54,322	403	1.50%	$46,480	687	2.98%
Savings	18,371	131	1.44%	15,783	170	2.17%
Certificates of deposit	69,010	1,181	3.45%	67,955	1,875	5.56%
Other	2,692	17	1.27%	3,184	86	5.54%

Total interest-bearing liabilities	144,395	1,732	2.42%	133,402	2,818	4.26%

Noninterest-bearing liabilities	44,505			39,596
Stockholders’ equity	15,054			13,295

Total liabilities and stockholders’ equity	$203,954			$186,293

Net interest income before provision for credit losses		$4,493			$3,983

Interest-rate spread			4.26%			3.72%

Net interest margin			4.82%			4.69%

Ratio of average interest-earning assets to average interest-bearing liabilities	130.16%			128.27%

Comparison of Three and Six Months Ended June 30, 2002 and 2001

Interest Income and Expense

Interest Income. Interest income was $3,192,000 and $6,225,000 for the three and six months ended June 30, 2002, respectively, compared to $3,375,000 and $6,801,000, respectively for the same periods in 2001. The decrease in quarter-to-quarter interest income of $183,000, or 5.4%, and decrease in year-to-date interest income of $576,000 or

8.5%, was due to substantial declines in yields on average earning assets of 107 and 134 basis points respectively, which was the result of discount rate reductions by the Federal Reserve Board. During this period, we improved the mix of earning assets. Average loans as a percentage of total earning assets increased to 76.0% in the second quarter of 2002 and 74.7% on a year-to-date basis as compared with 68.3% and 67.7% for the 2001 second quarter and year-to-date, respectively. We also benefited from the rise in the average loan-to-deposit ratio for the three and six months ended June 30, 2002, to 77.2% and 75.7%, respectively from the 2001 levels of 68.9% and 68.6%, respectively. We believe our efforts to maximize our branch network, which included increased advertising and business development activity, contributed to this improvement in mix.

     Interest Expense. Interest expense was $837,000 and $1,732,000 for the three and six months ended June 30, 2002, respectively, compared to $1,347,000 and $2,818,000, respectively for the same periods in 2001. While average interest-bearing liabilities grew quarter over quarter by $12.0 million, or 9.0% and year over year by $11.0 million, or 8.2%, interest expense was lower by 37.9% and 38.5% respectively as a result of the rapid decline in the rate environment with the cost of funds for interest-bearing liabilities dropping in the second quarter, 2002 to 2.30% from 4.04% in the second quarter, 2001 and on a year-to-date basis to 2.42% from 4.26% over the same period in 2001.

     Net Interest Income before Provision for Credit Losses. Net interest income before provision for credit losses was $2,355,000 and $4,493,000 for the three and six months ended June 30, 2002, respectively, compared to $2,028,000 and $3,983,000 for the same periods in 2001. The net interest margin for the second quarter of 2002 was 4.98% as compared with the net interest margin in 2001 of 4.70%, an increase of 28 basis points and for year-to-date, 2002 of 4.82% compared with the year-to-date net interest margin in 2001 or 4.69%, an increase of 13 basis points. With the higher loan-to-deposit ratio, the favorable shift in the mix of earning assets and growth in loan fee income, we were able to increase our net interest margin in spite of the current rate environment resulting from market conditions and recent Federal Reserve actions to reduce interest rates.

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

Asset Classification. Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. Banking regulators have the authority to identify problem assets and, if appropriate, require them to be classified. There are six classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, condition, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general credit loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by us.

At June 30, 2002, we had loans totaling approximately $1.9 million classified as substandard or doubtful, as compared with $1.9 million at June 30, 2001. At June 30, 2002, we had classified $537,000 in nonaccrual compared to $336,000 at June 30, 2001. The growth in the nonaccrual was primarily in 1-4 family residential real estate loans.

Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the provision when we believe that the collectibility of principal is unlikely. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. While we use the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

Activity in the allowance for credit losses follows (dollars in thousands):

	For the Three	For the Six	For the Twelve
	Months Ended	Months Ended	Months Ended
	June 30, 2002	June 30, 2002	December 31, 2001

Balance, beginning of period	$1,760	$1,707	$1,354
Provision charged to operating expense	120	190	440
Loans, charged-off	(69)	(99)	(130)
Recoveries (rounding)	15	28	43

Balance, end of period	$1,826	$1,826	$1,707

Annualized net charge-offs as a percentage of average loans for the period	0.15%	0.10%	0.10%

At June 30, 2002, the allowance for credit losses amounted to $1,826,000, or 1.24%, of total outstanding loans (net of unearned income and deferred fees and credits). At December 31, 2001, the allowance stood at 1.27%. We recorded provisions for credit losses totaling $120,000 and $190,000 for the three and six months ended June 30, 2002, respectively as compared to $120,000 and $200,000 for the three and six months ended June 30, 2001, respectively.

Noninterest Income and Expense

Noninterest Income. Total other income improved rising 19.4% to $449,000 and 11.7% to $832,000 for the three and six months ended June 30, 2002, respectively from $376,000 and $745,000 for the same periods in 2001. This increase was primarily due to growth in collected NSF fees..

Noninterest Expense. Total other expenses increased to $1,920,000 and $3,864,000 for the three and six months ended June 30, 2002, respectively compared to $1,730,000 and $3,443,000 for the same periods in 2001. This increase of $190,000, or 11.0% for the second quarter, 2002 and $421,000, or 12.2% year-to-date, reflects higher expenses due principally from our recent upgrade in our data processing capacity and services we can offer. During 2001, we converted our in-house data processing system to FISERV. This event, along with routine increases in our costs, were offset in part by a nonrecurring transaction totaling $62,000 in 2001 related to the exercise of stock options.

Provision for Income Taxes

The income tax provision was $258,000 and $431,000 for the three and six months ended June 30, 2002, or an effective rate of 33.8% and 33.9% respectively. This compares with an effective rate of 42.1% and 38.7% for the same periods in 2001. The effective tax rates in 2002 and 2001 differ from the federal and state statutory rates principally due to nontaxable loan and investment income. The growth in nontaxable income was the principal reason for the decline in the effective rates for these periods.

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

a) Exhibits.
Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350.

b) Reports on Form 8-K.
None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Big Lake Financial Corporation

Date: August 5, 2002	/s/ Edwin E. Walpole III

Edwin E. Walpole III Chairman, President and Chief Executive Officer

Date: August 5, 2002	/s/ John A. Zelinske

John A. Zelinske Chief Financial Officer