Form 10QSB
period 2002-09-30
BIG LAKE FINANCIAL CORP
filed 2002-11-14
CIK 789561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         ------------------------------


                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2002
                        Commission File Number 333-30779


                         ------------------------------


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


                         ------------------------------

                                 (863) 467-4663
                                 --------------
                 (Issuer's telephone number including area code)

                         ------------------------------



Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                    Outstanding as of November 5, 2002
---------------                               ----------------------------------
Common Stock                                  Common Stock - 557,170
  Par Value $0.01 per share

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

             FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL INFORMATION

   ITEM 1 -   FINANCIAL STATEMENTS

              Condensed Consolidated Statements of Financial Condition as
              of September 30, 2002 (Unaudited) and December 31, 2001.......  3

              Consolidated Statements of Operations and Comprehensive
              Income for the Three and Nine Months Ended September 30,
              2002 and 2001 (Unaudited).....................................  4

              Condensed Consolidated Statements of Cash Flows for the
              Three and Nine Months Ended September 30, 2002 and 2001
              (Unaudited)...................................................  5

              Consolidated Statement of Changes in Stockholders'
              Equity (Unaudited)............................................  6

              Notes to Consolidated Financial Statements (Unaudited)........  7

              Review by Independent Certified Public Accountants............ 12

              Report on Review by Independent Certified Public
              Accountants................................................... 13


   ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................... 14

   ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 20

   ITEM 4 -   CONTROLS AND PROCEDURES....................................... 21


PART II -   OTHER INFORMATION............................................... 22


SIGNATURES  ................................................................ 23


CERTIFICATIONS  ............................................................ 24


EXHIBITS.................................................................... 26

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                   (UNAUDITED)       2001
                                                                  -------------   ------------
ASSETS
Cash and due from banks                                             $ 11,127        $ 10,989
Federal funds sold                                                     3,440           8,454
                                                                    --------        --------
  Total cash and cash equivalents                                     14,567          19,443
Securities, available-for-sale                                        30,532          27,730
Securities, held-to-maturity (market value of
  $2,772 in 2002 and $2,860 in 2001)                                   2,593           2,900

Loans less allowance for credit losses                               150,283         133,140
Facilities                                                             4,426           4,054
Other assets                                                           4,864           3,852
                                                                    --------        --------
         TOTAL                                                      $207,265        $191,119
                                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing accounts                                   $ 40,687        $ 40,883
     NOW accounts                                                     49,106          31,580
     Money market accounts                                            11,988          11,508
     Savings accounts                                                 20,286          16,360
     Time deposits, $100,000 and over                                 14,918          18,111
     Other time deposits                                              51,096          54,861
                                                                    --------        --------
         Total deposits                                              188,081         173,303

Other borrowings and federal funds purchased                           2,145           1,827
Other accrued expenses and liabilities                                 1,073           1,403
                                                                    --------        --------
          Total liabilities
                                                                    --------        --------
                                                                     191,299         176,533
                                                                    --------        --------
Commitments and contingencies                                           --              --
                                                                    --------        --------
Stockholders' equity:
     Common stock                                                          6               5
     Additional paid-in capital                                        8,916           8,505
     Retained earnings                                                 6,849           5,914

     Accumulated other comprehensive income:
         Net unrealized holding gains on securities                      195             162
                                                                    --------        --------
         Total stockholders' equity                                   15,966          14,586
                                                                    --------        --------
         TOTAL                                                      $207,265        $191,119
                                                                    ========        ========
Book value per common share                                         $  28.66        $  26.18
                                                                    ========        ========
Common shares outstanding (2001 restated for stock dividend)         557,170         557,170
                                                                    ========        ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                                  For the Three Months Ended        For the Nine Months Ended
                                                                         September 30,                     September 30,
                                                                  ---------------------------       --------------------------
                                                                    2002             2001             2002             2001
                                                                   -------          -------          -------          -------
Interest and fees on loans                                         $ 2,784          $ 2,772          $ 8,191          $ 8,130
Investment income on investment securities
  and interest-bearing deposits in other banks                         334              388            1,022            1,482
Federal funds sold                                                      37              168              167              517
     Total interest income                                           3,155            3,328            9,380           10,129
                                                                   -------          -------          -------          -------

Interest on deposits                                                   839            1,223            2,554            3,954
Other borrowings and federal funds purchased                             9               19               26              106
                                                                   -------          -------          -------          -------
     Total interest expense                                            848            1,242            2,580            4,060
                                                                   -------          -------          -------          -------

   Net interest income before provision for credit losses            2,307            2,086            6,800            6,069

Provision for credit losses                                            120              120              310              320
                                                                   -------          -------          -------          -------
     Net interest income                                             2,187            1,966            6,490            5,749

Service charges and fees on deposit accounts                           385              334            1,006              886
Other fees and income                                                  133               67              344              260
                                                                   -------          -------          -------          -------
    Total other income                                                 518              401            1,350            1,146
                                                                   -------          -------          -------          -------
Other expenses:
     Salaries and employee benefits                                    946              874            2,772            2,594
     Expenses of bank premises and fixed assets                        256              262              766              768
     Other operating expenses                                          703              566            2,231            1,783
Total other expenses
                                                                   -------          -------          -------          -------
                                                                     1,905            1,702            5,769            5,145
                                                                   -------          -------          -------          -------

Income before provision for income taxes                               800              665            2,071            1,750

Provision for income taxes                                             284              232              715              652

Net income                                                             516              433            1,356            1,098

Other comprehensive income, net of income taxes:
     Unrealized holding gains arising during period                     10              136               33              440

Comprehensive income                                               $   526          $   569          $ 1,389          $ 1,538
                                                                   =======          =======          =======          =======
Earnings per common share
     Basic                                                         $  0.93          $  0.78          $  2.43          $  1.98
                                                                   =======          =======          =======          =======
     Dilutive                                                      $  0.93          $  0.78          $  2.43          $  1.98
                                                                   =======          =======          =======          =======







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                   For the Three Months Ended          For the Nine Months Ended
                                                                          September 30,                       September 30,
                                                                   --------------------------          --------------------------
                                                                     2002              2001              2002              2001
                                                                   --------          --------          --------          --------

Net cash provided by operating activities                          $    705          $    440          $  1,559          $  2,647
                                                                   --------          --------          --------          --------
Cash flows from investing activities:
     Net (increase) decrease in:
         Investment securities                                       (1,188)           (3,798)           (3,489)           26,871
         Loans                                                       (4,666)           (9,328)          (17,289)          (18,799)
         Other real estate                                              163                36                29               200
     Purchases of bank premises and equipment, net                      (42)             (269)             (774)             (973)

         Net cash provided (used) by investing activities            (5,733)          (13,359)          (21,523)            7,299

Cash flows from financing activities:
     Net increase (decrease) in deposits                              3,862            (5,477)           14,779             7,663
     Increase (repayment) of other borrowings                        (1,097)             (330)              318            (8,786)
     Proceeds from stock options exercised                             --                --                --                 182
     Cash paid in lieu of fractional shares                               1              --                  (9)               (7)

          Net cash provided (used) by financing activities            2,766            (5,807)           15,088              (948)

Increase (decrease) in cash and cash equivalents                     (2,262)          (18,726)           (4,876)            8,998

Cash and cash equivalents at beginning of period                     16,829            35,533            19,443             7,809
                                                                   --------          --------          --------          --------
Cash and cash equivalents at end of period                         $ 14,567          $ 16,807          $ 14,567          $ 16,807
                                                                   ========          ========          ========          ========








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                           Net
                                                                                                         Unrealized
                                                                                                          Holding
                                                                            Additional                     Gains          Total
                                                        Common Stock          Paid-in       Retained        on         Stockholders'
                                                     Shares       Amount      Capital       Earnings     Securities       Equity
                                                    --------     --------     --------      --------     ----------    -------------
                                                                (Dollars In Thousands)

Balance, December 31, 2001                           543,889     $      5     $  8,505      $  6,081      $    162      $ 14,753
   Less:  Prior period adjustments (net of taxes)       --           --           --            (167)         --            (167)
                                                    --------     --------     --------      --------      --------      --------
  Adjusted Balance, December 31, 2001                543,889            5        8,505         5,914           162        14,586
Stock dividend declared                               13,281            1          411          (412)         --            --
Cash paid in lieu of fractional shares                  --           --           --              (9)         --              (9)
Comprehensive income:
   Net income                                           --           --           --           1,356          --
   Net change in unrealized
     holding gains on securities                        --           --           --            --              33

   Total comprehensive income                           --           --           --            --            --           1,389

                                                    --------     --------     --------      --------      --------      --------
Balance, September 30, 2002                          557,170     $      6     $  8,916      $  6,849      $    195      $ 15,966
                                                    ========     ========     ========      ========      ========      ========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30,2002


NOTE 1 - ACCOUNTING POLICIES

Our consolidated financial statements include the accounts of Big Lake Financial Corporation ("BLFC"), and its wholly owned subsidiary, Big Lake National Bank ("BLNB"). Our consolidated financial statements for the three and nine months ended September 30, 2002 and 2001, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2001, and are incorporated herein by reference.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In September 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The standard provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. Impairment testing was required during the first year of adoption and any impairment losses resulting from such testing reported as a cumulative effect of a change in accounting principle during the first quarter of 2002. We have determined that substantially all of our intangible assets have finite lives and we believe that no significant impairment in the carrying values exists. We will continue to amortize intangible assets on a straight-line basis over initial lives ranging from 7 to 15 years. Therefore, the adoption of SFAS 142 will not have a significant impact on our financial condition or results of operations.

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30,2002

NOTE 1 - ACCOUNTING POLICIES (Continued)

In September 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, SFAS 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. We believe the adoption of SFAS 143 will not have a significant impact on our financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We believe the adoption of SFAS 145 will not have a significant impact on our financial position or results of operations.

In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We believe the adoption of SFAS 146 will not have a significant impact on our financial position or results of operations.



NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2002 and 2001. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 7, we declared a 2.5% stock dividend. The average number of shares and potential dilutive shares have been restated for the stock dividend. At September 30, 2002 and 2001, the Company no longer had any dilutive stock options outstanding. The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2002 and 2001:

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30,2002

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS (Continued)

                                                              For the Three Months Ended          For the Nine Months Ended
                                                                     September 30,                       September 30,
                                                             ----------------------------        ----------------------------
                                                                2002              2001              2002              2001
                                                             ----------        ----------        ----------        ----------

Basic EPS computations:
   Numerator - Net income                                    $  516,000        $  433,000        $1,356,000        $1,098,000
   Denominator - Weighted average shares outstanding            557,170           557,170           557,170           554,209
                                                             ----------        ----------        ----------        ----------

   Basic EPS                                                 $     0.93        $     0.78        $     2.43        $     1.98
                                                             ==========        ==========        ==========        ==========

Diluted EPS computation:
   Numerator - Net income                                    $  516,000        $  433,000        $1,356,000        $1,098,000
   Denominator - Weighted average shares outstanding            557,170           557,170           557,170           554,209
                                                             ----------        ----------        ----------        ----------

   Diluted EPS                                               $     0.93        $     0.78        $     2.43        $     1.98
                                                             ==========        ==========        ==========        ==========

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                                      September 30, 2002                             December 31, 2001
                                             --------------------------------------       ---------------------------------------
                                                              NET                                          NET
                                             AMORTIZED     UNREALIZED        FAIR         AMORTIZED     UNREALIZED         FAIR
                                               COST          GAINS           VALUE          COST       GAINS (LOSSES)      VALUE
                                             ---------     ----------       -------       ---------    --------------     -------

Securities available-for-sale
   U. S. Government agencies and other        $30,220        $   312        $30,532        $27,478        $   252         $27,730
                                              =======        =======        =======        =======        =======         =======

Securities to be held-to-maturity
   State and municipal                        $ 2,593        $   179        $ 2,772        $ 2,900        $   (40)        $ 2,860
                                              =======        =======        =======        =======        =======         =======


NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                                  September 30,     December 31,
                                                                      2002             2001
                                                                  -------------     ------------

         Real estate secured loans                                  $ 129,092         $ 113,617
         Consumer loans and revolving credit plans                     11,144            10,413
         Commercial and all other loans                                11,984            10,871
                                                                    ---------         ---------
                  Total loan portfolio                                152,220           134,901
         Less, unearned income and deferred fees and credits              (14)              (54)
         Less, allowance for credit losses                             (1,923)           (1,707)
                                                                    ---------         ---------
                  Loans, net                                        $ 150,283         $ 133,140
                                                                    =========         =========

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
                                SEPTEMBER 30,2002


NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. We maintain the allowance for credit losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                       For the Nine        For the Twelve
                                                       Months Ended         Months Ended
                                                    September 30, 2002    December 31, 2001
                                                    ------------------    -----------------
         Balance, beginning of period                      $ 1,707             $ 1,354
         Provision charged to operating expense                310                 440
         Loans, charged-off                                   (150)               (130)
         Recoveries                                             56                  43
                                                           -------             -------
         Balance, end of period                            $ 1,923             $ 1,707
                                                           =======             =======

At September 30, 2002, and December 31, 2001, we had classified loans totaling $903,000 and $395,000, respectively, as impaired or nonaccrual.


NOTE 6 - OTHER BORROWINGS

At September 30 2002, and December 31, 2001, we had other borrowings from overnight repurchase agreements totaling $2,145,000 and $1,827,000, respectively.

BLNB has noncontractual (or guidance) agreements with Independent Bankers Bank of Florida and Compass Bank to borrow up to $2,000,000 and $500,000, respectively. We had no borrowings from federal funds purchased at September 30, 2002, or December 31, 2001.


NOTE 7 - STOCK DIVIDEND

On February 20, 2002, our Board of Directors declared a stock dividend payable at a rate of 2.5% of shares issued and outstanding to stockholders of record on February 28, 2002, payable on or before March 31, 2002. Cash in lieu of fractional shares was paid at the rate of $31.00 per share, which was the estimated fair market value at that time. The total cash paid in lieu of fractional shares amounted to approximately $9,000.


NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

BLNB is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Financial instruments at September 30, 2002, consisted of commitments to extend credit approximating $13.4 million and letters of credit of $99,000.

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

                  BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
                                SEPTEMBER 30,2002

NOTE 9 - REGULATORY CAPITAL

We are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2002, of the regulatory capital requirements and our actual capital on a percentage basis.

                                                                            Regulatory
                                                               Actual       Requirement
                                                               ------       -----------
Big Lake Financial Corporation
     Total capital to risk-weighted assets                      12.76%         8.00%
     Tier I capital to risk-weighted assets                     11.51%         4.00%
     Tier I capital to total assets - leverage ratio             6.95%         4.00%

Big Lake National Bank
     Total capital to risk-weighted assets                      12.18%         8.00%
     Tier I capital to risk-weighted assets                     10.93%         4.00%
     Tier I capital to total assets - leverage ratio             6.59%         4.00%

NOTE 10  - DUE FROM BANK ACCOUNT WRITE-OFF

During 2002, we identified adjustments totaling $167,000 (net of tax of $101,000) for cash transactions and related accounting entries that had not been properly cleared from our due from bank reconciliation following the completion in late-2001 of our conversion from our in-house data processing system to FISERV. We have completed our internal investigation and have identified the majority of these differences. We have also concluded the prudent course of action is to write-off these differences. Since the differences pertain to periods from mid-1998 through mid-2000, we have charged them against retained earnings as a prior period adjustment. Although this difference has been written off, we continue to explore avenues for recovering, which include filing a claim with our insurance carrier.

                 BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY
     REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS BIG LAKE FINANCIAL
                               SEPTEMBER 30,2002


Stevens, Powell & Company, P.A., BLFC's independent certified public accountants, has made a limited review of the financial data as of September 30, 2002, and for the three and nine month periods ended September 30, 2002 and 2001, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

          REPORT ON REVIEW OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Audit Committee
Big Lake Financial Corporation
Okeechobee, Florida

We have reviewed the accompanying condensed consolidated statements of financial condition of Big Lake Financial Corporation, ("BLFC"), and its wholly-owned subsidiary, Big Lake National Bank ("BLNB"), as of September 30, 2002, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 2002 and 2001, and the related consolidated statement of changes in stockholders' equity for the nine months period ended September 30, 2002. These consolidated financial statements are the responsibility of BLFC's management.

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



STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
November 5, 2002

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

We conduct our business through our branch network, which includes:

o Our main office, which opened in July 1986, at 1409 South Parrott Avenue, Okeechobee, Florida,

o Lake Placid Branch, which was acquired from First America Bank - Florida, FSB in December 1995,

o Branches located in Clewiston, LaBelle, and Moore Haven, Florida, acquired from Clewiston National Bank ("CNB") in May 1998 (CNB was acquired by BLFC through its acquisition of CNB Financial Corporation in October 1997),

o Wauchula and Arcadia, Florida, branches, which were acquired from First Union National Bank in November 1998; and,

o Treasure Island Branch, also located in Okeechobee, Florida, which opened in August 1999, and now includes the former Taylor Creek Branch accounts.

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

                              RESULTS OF OPERATIONS

Our net income for the three and nine months ended September 30, 2002, was $516,000 and $1,356,000, respectively as compared with $433,000 and $1,098,000 reported in the same periods of 2001. The growth in net interest income of $221,000, or 11.2%, for the quarter and $741,000, or 12.9%, for the year and other income of $117,000, or 29.2%, for the quarter and $204,000, or 17.8%, for the year was partially offset by growth in other expenses of $203,000, or 11.9%, quarter 2002 over quarter, 2001 and $624,000, or 12.1% year-to-date 2002 over year-to-date, 2001. Despite a sharp decline in average yields on earning assets, we managed to grow our net interest income before provision for credit losses 10.6%, quarter 2002 over quarter 2001 and 12.0%, year-to-date 2002 over year-to-date 2001. This was the result of:

o changes in the mix of earning assets from lower yielding investments to loans

o growth in average earning assets of 12.2%, quarter 2002 over quarter 2001 and 9.3%, year-to-date 2002 over year-to-date 2001

o increases in average noninterest-bearing liabilities of 11.1%, quarter 2002 over quarter 2001 and 10.4%, year-to-date 2002 over year-to-date 2001, which helped lower the overall cost of funds to 2.24% from 3.67%, quarter 2002 over quarter 2001 and 2.35% from 4.07%, year-to-date 2002 over year-to-date 2001.

                               FINANCIAL CONDITION

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and nine months ended September 30, 2002):

                                                                      Three Months     Nine Months        Year Ended
                                                                     Ended Sept 30,   Ended Sept 30,     December 31,
                                                                          2002             2002              2001
                                                                      -------------   --------------     ------------
Return on average assets                                                  0.99%             0.88%             0.85%
Return on average equity                                                 13.07%            11.84%            11.05%
Interest-rate spread during the period                                    4.29%             4.29%             3.92%
Net interest margin                                                       4.78%             4.82%             4.78%
Allowance for credit losses to period end loans                           1.26%             1.26%             1.27%
Net charge-offs to average loans                                          0.06%             0.09%             0.10%
Nonperforming assets to period end loans and foreclosed property          0.59%             0.59%             0.38%
Nonperforming assets to period end total assets                           0.44%             0.44%             0.27%

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

We expect to meet our liquidity needs with:

o available cash and federal funds sold, which totaled $14.6 million at September 30, 2002;

o maturities of investment securities totaling $1.1 million in the 12 months following September 30, 2002;

o    the repayment of loans;

o    proceeds of unpledged investments available-for-sale;

o    growth in deposits; and

o    if necessary, borrowing against approved lines of credit.


Short-Term Investments. Short-term investments, which consist of federal funds sold, were $3.4 million at September 30, 2002, as compared to $8.5 million at December 31, 2001. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $173.2 million at September 30, 2002, and $155.2 million at December 31, 2001, an increase of 11.6%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future. Since December 31, 2001, we experienced double-digit growth in NOW, and savings accounts, while money market accounts increased 4.2% and total certificates of deposit declined 9.5%.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 2002, we had commitments to originate loans totaling $13.4 million, and had issued, but unused, letters of credit of $99,000 for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following September 30, 2002, total $51.4 million. We believe that adequate resources to fund all its anticipated commitments exists, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks and holding companies with assets of $150.0 million or greater are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions and holding companies are required to maintain ratios 100 to 200 basis points above the minimum. We exceeded minimum regulatory capital ratios as of September 30, 2002, as reflected in the following tables, which set forth our regulatory capital position (dollars in thousands):

                                                         ACTUAL                      MINIMUM                WELL-CAPITALIZED
                                                -----------------------      ----------------------      -----------------------
BIG LAKE FINANCIAL CORPORATION                  AMOUNT              %        AMOUNT             %        AMOUNT             %
                                                -------           -----      -------           ----      -------           -----

Total Capital (to Risk-Weighted Assets)         $15,935           12.76%     $ 9,992           8.00%     $12,491           10.00%
Tier I Capital (to Risk-Weighted Assets)        $14,375           11.51%     $ 4,996           4.00%     $ 7,494            6.00%
Tier I Capital (to Average Assets)              $14,375            6.95%     $ 8,273           4.00%     $10,341            5.00%

                                                         ACTUAL                      MINIMUM                WELL-CAPITALIZED
                                                -----------------------      ----------------------      -----------------------
Big Lake National Bank                          Amount              %        Amount             %        Amount              %
                                                -------           -----      -------           ----      -------           -----

Total Capital (to Risk-Weighted Assets)         $15,152           12.18%     $ 9,953           8.00%     $12,441           10.00%
Tier I Capital (to Risk-Weighted Assets)        $13,592           10.93%     $ 4,976           4.00%     $ 7,465            6.00%
Tier I Capital (to Average Assets)              $13,592            6.59%     $ 8,253           4.00%     $10,316            5.00%


                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

The following table depicts, for the periods indicated, certain information related to our average statements of financial condition and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages (dollars in thousands):

                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------------------------------------------------
                                                            2002                                  2001
                                            --------------------------------------------------------------------------
                                                          INTEREST                               INTEREST
                                             AVERAGE        AND           YIELD/     AVERAGE        AND        YIELD/
                                             BALANCE      DIVIDENDS       RATE       BALANCE     DIVIDENDS      RATE
                                            ---------     ---------      -------    ---------    ---------     -------
Interest-earning assets:
     Loans                                  $ 150,206     $  2,784         7.35%    $ 123,991     $  2,786       8.91%
     Investment and mortgage-
         backed securities                     32,681          334         4.09%       28,847          374       5.19%
     Other interest-earning assets              8,607           37         1.71%       17,802          168       3.74%
                                            ---------     --------       -------    ---------     --------     -------

      Total interest-earning assets           191,494        3,155         6.54%      170,640        3,328       7.74%
                                                          --------       -------                  --------     -------

Noninterest-earning assets                     16,721                                  15,999
                                            ---------                               ---------

         Total assets                       $ 208,215                               $ 186,639
                                            =========                               =========

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                   $  61,999          257         1.64%    $  44,409          265       2.37%
     Savings                                   19,775           62         1.25%       15,293           67       1.74%
     Certificates of deposit                   65,588          522         3.16%       72,469          891       4.88%
     Other                                      2,738            9         1.30%        2,242           19       3.36%
                                            ---------     --------       -------    ---------     --------     -------

      Total interest-bearing liabilities      150,100          850         2.24%      134,413        1,242       3.67%
                                                          --------       -------                  --------     -------

Noninterest-bearing liabilities                42,329                                  38,084
Stockholders' equity                           15,786                                  14,142
                                            ---------                               ---------

         Total liabilities and
              stockholders' equity          $ 208,215                               $ 186,639
                                            =========                               =========

Net interest income before provision
    for credit losses                                     $  2,305                                 $  2,086
                                                          ========                                 ========

Interest-rate spread                                                       4.29%                                 4.07%
                                                                         =======                               =======

Net interest margin                                                        4.78%                                 4.85%
                                                                           =====                               =======

Ratio of average interest-earning
    assets to average interest-bearing
    liabilities                                127.58%                               126.95%
                                               =======                               =======

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------------------------------------------------
                                                            2002                                  2001
                                            --------------------------------------------------------------------------
                                                          INTEREST                               INTEREST
                                             AVERAGE        AND           YIELD/     AVERAGE        AND        YIELD/
                                             BALANCE      DIVIDENDS       RATE       BALANCE     DIVIDENDS      RATE
                                            ---------     ---------      -------    ---------    ---------     -------
Interest-earning assets:
     Loans                                  $ 143,790     $  8,191         7.62%    $ 120,135     $  8,144       9.06%
     Investment and mortgage-
         backed securities                     31,617        1,022         4.31%       35,400        1,468       5.53%
     Other interest-earning assets             13,290          167         1.68%       17,033          517       4.06%
                                            ---------     --------       -------    ---------     --------     -------

         Total interest-earning assets        188,697        9,380         6.65%      172,568       10,129       7.85%
                                                          --------       -------                  --------     -------

Noninterest-earning assets                     16,690                                  13,840
                                            ---------                               ---------

         Total assets                       $ 205,387                               $ 186,408
                                            =========                               =========

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                   $  57,116          659         1.54%    $  43,159          952       2.95%
     Savings                                   18,844          193         1.37%       15,525          237       2.04%
     Certificates of deposit                   67,857        1,704         3.36%       71,175        2,765       5.19%
     Other                                      2,707           26         1.28%        3,493          106       4.06%
                                            ---------     --------       -------    ---------     --------     -------

       Total interest-bearing liabilities     146,524        2,582         2.35%      133,352        4,060       4.07%
                                                          --------       -------                  --------     -------

Noninterest-bearing liabilities                43,593                                  39,479
Stockholders' equity                           15,270                                  13,577
                                            ---------                               ---------

         Total liabilities and
              stockholders' equity          $ 205,387                               $ 186,408
                                            =========                               =========

Net interest income before provision
    for credit losses                                     $  6,798                                $  6,069
                                                          ========                                ========

Interest-rate spread                                                       4.29%                                 3.78%
                                                                         =======                               =======

Net interest margin                                                        4.82%                                 4.70%
                                                                         =======                               =======

Ratio of average interest-earning assets to
    average interest-bearing liabilities      128.78%                                 129.41%
                                              =======                               =========


      COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

INTEREST INCOME AND EXPENSE

Interest Income. Interest income was $3,155,000 and $9,380,000 for the three and nine months ended September 30, 2002, respectively, compared to $3,328,000 and $10,129,000, respectively for the same periods in 2001. The decrease in quarter-to-quarter interest income of $173,000, or 5.2%, and decrease in year-to-date interest income of $749,000 or 7.4%, was due to substantial declines in yields on average earning assets of 120 basis points respectively, which was the result of discount rate reductions by the Federal Reserve Board. During this period, we improved the mix of earning assets. Average loans as a percentage of total earning assets increased to 78.4% in the third quarter of 2002 and 76.2% on a year-to-date basis as compared with 72.7% and 69.6% for the 2001 third quarter and year-to-date, respectively.

We believe our efforts to maximize our branch network, which included increased advertising and business development activity, contributed to this improvement in mix.

Interest Expense. Interest expense was $848,000 and $2,580,000 for the three and nine months ended September 30, 2002, respectively, compared to $1,242,000 and $4,060,000, respectively for the same periods in 2001. While average interest-bearing liabilities grew quarter over quarter by $15.7 million, or 11.7% and year over year by $13.2 million, or 9.9%, interest expense was lower by 31.7% and 36.5% respectively as a result of the rapid decline in the rate environment with the cost of funds for interest-bearing liabilities dropping in the third quarter, 2002 to 2.24% from 3.67% in the third quarter, 2001 and on a year-to-date basis to 2.35% from 4.07% over the same period in 2001.

Net Interest Income before Provision for Credit Losses. Net interest income before provision for credit losses was $2,307,000 and $6,800,000 for the three and nine months ended September 30, 2002, respectively, compared to $2,086,000 and $6,069,000 for the same periods in 2001. The net interest margin for the third quarter of 2002 was 4.78% as compared with the net interest margin in 2001 of 4.85%, a decrease of 7 basis points and for year-to-date, 2002 of 4.82% compared with the year-to-date net interest margin in 2001 or 4.70%, an increase of 12 basis points. With a favorable shift in the mix of earning assets and growth in loan fee income, we were able to increase our net interest margin in spite of the current rate environment resulting from market conditions and recent Federal Reserve actions to reduce interest rates.

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

At September 30, 2002, we had loans totaling approximately $3.5 million classified as substandard or doubtful, as compared with $2.0 million at September 30, 2001. At September 30, 2002, we had classified $903,000 in nonaccrual compared to $395,000 at September 30, 2001. The growth in the nonaccrual was primarily in 1-4 family residential real estate loans.

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

Activity in the allowance for credit losses follows (dollars in thousands):

                                                  For the Three         For the Nine          For the Twelve
                                                  Months Ended          Months Ended           Months Ended
                                                  Sept 30, 2002         Sept 30, 2002        December 31, 2001
                                               --------------------     -------------        -----------------

Balance, beginning of period                        $ 1,826                $ 1,707                $ 1,354
Provision charged to operating expense                  120                    310                    440
Loans, charged-off                                      (51)                  (150)                  (130)
Recoveries (rounding)                                    28                     56                     43
                                                    -------                -------                -------
Balance, end of period                              $ 1,923                $ 1,923                $ 1,707
                                                    =======                =======                =======

Annualized net charge-offs as a percentage
of average loans for the period                        0.06%                  0.09%                  0.10%
                                                    =======                =======                =======


At September 30, 2002, the allowance for credit losses amounted to $1,923,000, or 1.26%, of total outstanding loans (net of unearned income and deferred fees and credits). At December 31, 2001, the allowance stood at 1.27%. We recorded provisions for credit losses totaling $120,000 and $310,000 for the three and nine months ended September 30, 2002, respectively as compared to $120,000 and $320,000 for the three and nine months ended September 30, 2001, respectively.

NONINTEREST INCOME AND EXPENSE

Noninterest Income. Total other income improved rising 29.2% to $518,000 and 17.8% to $1,350,000 for the three and nine months ended September 30, 2002, respectively from $401,000 and $1,146,000 for the same periods in 2001. This increase was primarily due to growth in collected NSF and Debit Card fees.

Noninterest Expense. Total other expenses increased to $1,905,000 and $5,769,000 for the three and nine months ended September 30, 2002, respectively compared to $1,702,000 and $5,145,000 for the same periods in 2001. This increase of $203,000, or 11.9% for the third quarter, 2002 and $624,000, or 12.1%
year-to-date, reflects higher expenses due principally from our recent upgrade in our data processing capacity and services we can offer. During 2001, we converted our in-house data processing system to FISERV. This event, along with routine increases in our costs, were offset in part by a nonrecurring transaction totaling $62,000 in 2001 related to the exercise of stock options.

PROVISION FOR INCOME TAXES

The income tax provision was $284,000 and $715,000 for the three and nine months ended September 30, 2002, or an effective rate of 35.5% and 34.5% respectively. This compares with an effective rate of 34.9% and 37.3% for the same periods in 2001. The effective tax rates in 2002 and 2001 differ from the federal and state statutory rates principally due to nontaxable loan and investment income. The growth in nontaxable income was the principal reason for the decline in the effective rates for these periods.


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


ITEM 4.  CONTROLS AND PROCEDURES

Big Lake Financial Corporation's Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--14(c)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a--14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

             Item 3.      Defaults upon Senior Securities.
                          None.

             Item 4.      Submission of Matters to a Vote of  Security Holders.
                          None.

             Item 5.      Other Information.
                          None.

             Item 6.      Exhibits and Reports on Form 8-K.

                          a)       Exhibits.
                                   Exhibit 99.1     CERTIFICATION PURSUANT TO
                                   18 U.S.C. SECTION 1350

                          b)       Reports on Form 8-K.
                                   None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               Big Lake Financial Corporation




Date:  November 5, 2002                       /s/ Edwin E. Walpole III
     --------------------------               ------------------------
                                              Edwin E. Walpole III
                                              Chairman, President and
                                              Chief Executive Officer



Date:  November 5, 2002                       /s/ John A. Zelinske
     --------------------------               --------------------
                                              John A. Zelinske
                                              Chief Financial Officer

                                 CERTIFICATIONS



I, Edwin E. Walpole III certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Big Lake Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 5, 2002                        By:  /s/ Edwin E. Walpole III
                                                   --------------------------
                                                   Edwin E. Walpole III
                                                   Chairman, President and
                                                   Chief Executive Officer

I, John A. Zelinske certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Big Lake Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 5, 2002                            By:  /s/ John A. Zelinske
                                                        ----------------------
                                                        John A. Zelinske
                                                        Chief Financial Officer