Form 10KSB
period 2002-12-31
BIG LAKE FINANCIAL CORP
filed 2003-03-05
CIK 789561

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-30779

BIG LAKE FINANCIAL CORPORATION

(Name of Small Business Issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2613321 (I.R.S. Employer Identification No.)

1409 South Parrott Avenue, Okeechobee, Florida (Address of principal executive offices)	34974 (Zip Code)

Issuer’s telephone number, including area code: (863) 467-4663

Securities registered pursuant to Section 12(b) of the Act: None
 Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

     Check whether the issuer has (I) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO   ☐

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

     The issuer’s revenues for our most recent fiscal year were $13,788,000.

     The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (237,152 shares) on February 6, 2003, was approximately $6,403,104. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $27.00 per share on January 22, 2003. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

     As of January 28, 2003, there were issued and outstanding 557,172 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report and proxy statement for the annual meeting of stockholders to be held on March 20, 2003 and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III, Items 9 through 12, of this Form 10-KSB.

PART I

Item 1. Business

Special Note Regarding Forward-Looking Statements

     This Report contains certain forward-looking statements which represent our expectations or beliefs, including, but not limited to, statements concerning the banking industry and our operations, performance, financial condition, and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative of other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including competition, general economic conditions, potential changes in interest rates, and changes in the value of real estate securing loans, among other things.

Introduction

     Big Lake Financial Corporation (the “Holding Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Florida. The Holding Company’s principal assets are all of the issued and outstanding shares of capital stock of Big Lake National Bank, a national banking association which is located in Okeechobee, Florida (the “Bank”). Our principal executive offices are located at 1409 South Parrott Avenue, Okeechobee, Florida 34974, and their telephone number is (863) 467-4663.

Activities of the Holding Company

     Currently, our only business activity is to own and operate the Bank. The Bank provides a wide range of personal and commercial banking services to customers located in the Florida counties of Okeechobee, DeSoto, Glades, Hardee, Highlands and Hendry. The activities of the Bank are described in more detail below under the caption “Activities of the Bank.” Although other activities are permitted under the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act of 1999, we have no current plans to engage in any other activities, although we may choose to do so at a later date.

Activities of the Bank

     The principal services we offer include commercial and individual checking and savings accounts, money-market accounts, certificates of deposit, most types of loans, and letters of credit. We also provide credit card services through a national credit card issuer and act as issuing agent for U.S. Savings Bonds. We offer debit cards, collection teller services, wire transfer services, safe deposit facilities, night depository facilities, telephone banking services and internet banking services. Our transaction accounts and time certificates are tailored to our principal market area at rates competitive with those offered in our primary service area. In addition, we offer certain retirement account services, including individual retirement accounts. All of our deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

     We offer a wide range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), loans and loans for the purchase of equipment and machinery and small business administration (“SBA” loans. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, and personal investments. We also originate and hold construction and acquisition loans on residential real estate. At December 31, 2002, non real estate secured commercial and consumer loans accounted for approximately 7.5% and 6.9%, respectively, of our loan portfolio. Loans secured by real estate accounted for the remaining 85.6% of the loan portfolio. All loans are made in compliance with applicable federal and state regulations.

     Our lobby business hours are generally from 9:00 a.m. to 4:00 p.m., Monday through Thursday and 9:00 a.m. to 6:00 p.m. on Fridays. The drive-up teller hours are generally 8:00 a.m. to 5:00 p.m. on Monday through Thursday, 8:00 a.m. to 6:00 p.m. on Fridays, and 8:00 a.m. to 12:00 p.m. on Saturdays. However, drive-in hours do vary slightly from office to office depending on customer requirements. We have 24-hour automatic teller machines (ATM’s) at each of our offices. We issue cards to our customers that can be used in any of our ATM’s as well as any ATM’s which are members of the STAR and CIRRUS networks. We offer debit cards that can be used at the aforementioned ATMs or at any location that accepts Visa. Telephone and internet banking products are also available to our customers, giving them access to their accounts 24 hours a day.

     Our data processing and item processing are handled by an outside service center. All of our offices are electronically linked through a wide-area network that facilitates internal communications and the handling of deposit and loan accounts and other paper intensive applications. We have a telephone banking system as well as internet banking both of which services provide our customers with added convenience in conducting banking transactions.

Market Area

     Our banking offices are located in Okeechobee, DeSoto, Glades, Hardee, Highlands and Hendry Counties, Florida. The majority of our business is generated from customers whose businesses or residences are located in an area within a radius of three miles of one of our banking offices.

Operating Strategy

     We believe that the dominance of large regional and national holding companies in the banking industry has created a need for more locally-owned institutions with personalized banking services. We organized a locally-owned, locally-managed community financial institution, owned and managed by people who are actively involved in our market area and committed to our economic growth and development. With local ownership, management, and directors, we believe that we can be more responsive to the communities we serve and tailor services to our customers’ needs rather than provide the standardized services that large companies tend to offer. Local ownership and operation will allow faster, more responsive, and flexible decision-making which is not available at the majority of financial institutions in or near our market area, which are branch offices of large regional holding company banks with headquarters located elsewhere in the United States.

     Our business is to attract deposits from the general public and to invest those funds in various types of loans and other interest-earning assets. Funds are provided for the operations of the Bank through proceeds from the sale of investments and loans, from amortization and repayment of outstanding loans and investments, net deposit inflow, and from borrowings. Our earnings depend primarily upon the difference between (1) the interest and fees we receive from loans, the securities held in our investment portfolio, and other investments and (2) expenses we incur in connection with obtaining funds for lending (including interest paid on deposits and other borrowings) and expenses relating to day-to-day operations.

     To the extent market conditions permit, we follow a strategy intended to insulate our interest rate gap from adverse changes in interest rates by maintaining spreads through the adjustability of our interest-earning assets and interest-bearing liabilities. Our ability to reduce interest-rate risk in our loan and investment portfolios depend upon a number of factors, many of which are beyond our control, including among others, competition for loans and deposits in our market area and conditions prevailing in the secondary market.

     The primary sources of our funds for lending and for other general business purposes are our capital, deposits, loan repayments, and borrowings. We expect that loan repayments will be relatively stable sources of funds, while deposit inflows and outflows will be significantly influenced by prevailing interest rates, money-market rates, and general economic conditions. Generally, short-term borrowings may be used to compensate for reductions in normal sources of funds while longer-term borrowings may be used to support expanded lending activities.

     Our customers are primarily individuals, professionals, small and medium size businesses, and seasonal retirees located predominantly in Okeechobee, DeSoto, Glades, Hardee, Highlands and Hendry Counties, Florida. Our locations are situated in areas that are convenient to these customers.

     We continually seek to develop new business through an ongoing program of personal calls on both present and potential customers. As a local independent bank, we utilize traditional local advertising media as well as direct mailings, telephone contacts, and brochures to promote the bank and develop loans and deposits. In addition, most of our directors have worked and/or lived in or near our market area for a number of years. Management believes that these factors, coupled with the past and continued involvement of the directors and officers in various local community activities, will further promote our image as a locally-oriented independent institution, which management believes is an important factor to our targeted customer base.

Competition

     The banking industry in general, and our market in particular, is characterized by significant competition for both deposits and lending opportunities. In our market area, we compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and various other nonbank competitors. Competition for deposits may have the effect of increasing the rates of interest we will pay on deposits, which would increase our cost of money and possibly reduce our net earnings. Competition for loans may have the effect of lowering the rate of interest we will receive on our loans, which would lower our return on invested assets and possibly reduce our net earnings. Many of our competitors have been in existence for a significantly longer period of time than us, are larger and have greater financial and other resources and lending limits than us, and may offer certain services that we do not provide at this time. However, we feel the market is rich with opportunity to provide tailor-made custom banking products and services which cannot be provided by the large institutions which offer many banking products and services on an impersonal basis. With the recent acquisitions by larger institutions, the opportunity has been enhanced as customers are looking for more personalized service. This concept known as “niche” or “boutique” banking will enable us to capture our share of the professional market, entrepreneurs, and small to medium size commercial businesses while continuing to provide exceptional banking services to all customers. Our profitability depends upon our ability to compete in this market area. At the present time, we are unable to predict the extent to which competition may adversely affect our financial condition and operating results.

Lending Activities

     We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in, or conduct a substantial portion of their business in, our market area. Our consolidated total net loans at December 31, 2002 were $154 million, or 72% of our total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money-market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

     Our loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of the Company’s loans are made on a secured basis. As of December 31, 2002, approximately 86% of our loan portfolio consisted of loans secured by mortgages on residential and commercial properties.

     Our commercial loan portfolio includes loans to individuals and small-to-medium-sized businesses located primarily in Okeechobee, Highlands, Hardee, DeSoto, Glades, and Hendry counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 7.5% of our total loan portfolio as of December 31, 2002.

     Our real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or investment in real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. We generally do not make fixed-rate commercial real estate loans for terms exceeding three years. Loans in excess of three years are generally adjustable. Our residential real estate loans generally are repayable in monthly payments based on up to a 30-year amortization schedule with variable interest rates.

     Our consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

     For additional information regarding our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Risk.”

     Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by our loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

     Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. We attempt to minimize credit losses through various means. In particular, on larger credits, the Company generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

Deposit Activities

     Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 67% of our consolidated total deposits at December 31, 2002. Approximately 33% of our deposits at December 31, 2002 were certificates of deposit. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 8% of our total deposits at December 31, 2002. The majority of the deposits are generated from Okeechobee, DeSoto, Glades, Hardee, Highlands, and Hendry counties. We do not currently accept brokered deposits. For additional information regarding our deposit accounts, see “Management’s Discussion and Analysis of Financial Condition, Results of Operations — Financial Condition — Asset and Liability Structure.”

Investments

     We may invest a portion of our assets in U.S. Treasury and U.S. Government agency obligations and municipal securities, certificates of deposit, mortgage-backed securities (“MBS”) and federal funds sold. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

     With respect to our investment portfolio, our total portfolio may be invested in U.S. Treasury and general obligations of agencies and municipal securities because such securities generally represent a minimal investment risk. Occasionally, we purchase certificates of deposits of national and state banks. These investments may exceed $100,000 in anyone institution (the limit of FDIC insurance for deposit accounts). MBS are backed by U.S. Government agencies and secured by residential mortgage loans and generally have a shorter life than the stated maturity. Federal funds sold is the excess cash we have available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

     We monitor changes in financial markets. In addition to investments for our portfolio, we monitor our daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. We attempt to stagger the maturities of our securities so as to produce a steady cash flow in the event we need cash, or economic conditions change to a more favorable rate environment.

Correspondent Banking

     Correspondent banking involves one bank providing services to another bank, which cannot provide that service for itself from an economic or practical standpoint. We are required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks. We have established correspondent relationships with Independent Bankers’ Bank of Florida and Compass Bank. We pay for such services. We also sell loan participations to correspondent banks with respect to loans which exceed our lending limit.

Effect of Governmental Policies

     Our earnings and business are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

Interest and Usury

     We are subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not under present market conditions, deter us from continuing the process of originating loans.

Supervision and Regulation

     Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting us. This summary is qualified in our entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

General

     We are subject to an extensive number of state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of our operations. We are also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve System affect the money supply, and in general, the lending abilities of banks by increasing or decreasing the costs and availability of funds to the banks. Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against bank deposits.

     The following is a brief summary of some of the statutes, rules and regulations which affect us. This summary is qualified in our entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes or regulations. Any change in applicable laws or regulations may have a material adverse effect on our business and prospects.

Holding Company Regulations

     We are a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956 and the Florida Interstate Banking Act. We are registered as a bank holding company with the Federal Reserve System and are required to file annual reports and other information regarding our business operations and those of any subsidiary. We are also subject to the supervision of, and to periodic inspections by, the Federal Reserve.

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring all or substantially all of the assets of a bank;

•	acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank; or

•	merging or consolidating with another bank holding company.

     Except as authorized by the Gramm-Leach-Bliley Act of 1999, a bank holding company is generally prohibited by the Bank Holding Company Act from engaging in, or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks. Some of the activities the Federal Reserve has determined by regulation to be proper incidents to the business of banking, and thus permissible for bank holding companies, include:

•	making or servicing loans and certain types of leases and related activities;

•	engaging in certain insurance and discount brokerage activities;

•	underwriting and dealing in government securities and certain other securities and financial instruments;

•	providing certain data processing and data transmission services;

•	acting in certain circumstances as a fiduciary or investment or financial advisor;

•	management consulting and counseling activities;

•	issuing and selling retail monetary instruments such as money orders, savings bonds and travelers’ checks;

•	operating trust companies and non-bank depository institutions such as savings associations; and

•	making investments in corporations or projects designed primarily to promote community welfare.

     In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve is required to consider whether the performance of the particular activities by a bank holding company or our subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve. Despite prior approval, the Federal Reserve may order a bank holding company or our subsidiaries to terminate any activity or to terminate our ownership or control of any subsidiary when it has reasonable cause to believe that the holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of any of our bank subsidiaries.

     The Bank Holding Company Act and the Federal Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either the Federal Reserves approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring control of a bank holding company, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     The Federal Reserve, pursuant to regulation and published policy statements, has maintained that a bank holding company must serve as a source of financial strength to our subsidiary banks. In adhering to the Federal Reserve’s policy, a bank holding company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve policy, it might not be deemed advisable to provide such assistance. Under the Bank Holding Company Act, the Federal Reserve may also require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserves determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Bank Regulation

     We are a national bank association organized under the laws of the United States. We are subject to the supervision of the Office of the Comptroller of the Currency and the FDIC. Our deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, we must pay a semi-annual statutory assessment and comply with the rules and regulations of the banking agencies. The banking agencies regulate and monitor all areas of our operations, including:

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	share exchanges;

•	issuance of securities;

•	payment of dividends;

•	interest rates payable on deposits;

•	interest rates or fees chargeable on loans;

•	establishment of branches;

•	corporate reorganizations;

•	maintenance of books and records; and

•	adequacy of staff training to carry out safe lending and deposit gathering practices.

     In addition, banks are prohibited from engaging in tie-in arrangements in connection with any extension of credit, or the offer of any property or service. The regulatory requirements to which banks are subject also set forth various conditions regarding the eligibility and qualifications of their officers and directors.

Capital Adequacy Requirements

     Both bank holding companies and banks are subject to regulatory capital requirements imposed by the Federal Reserve, the OCC, and the FDIC which vary based on differences in risk profiles. The capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The OCC’s and the FDIC’s risk-based capital guidelines apply directly to banks regardless of whether they are subsidiaries of a bank holding company. The agencies’ requirements, which are substantially similar, provide that banking organizations must have capital (as defined in the rules) equivalent to 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

     The banking agencies have also adopted “prompt corrective action” provisions which establish among other things, the five following capital standard categories for banks: (i) well-capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. Federal law imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Under the regulation, a bank considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has Tier1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2002, we met the definition of a well-capitalized” institution.

     The foregoing capital guidelines could affect us in several ways. If we grow rapidly, our capital base may become insufficient to support continued growth, making an additional capital infusion necessary. The capital guidelines could also impact our ability to pay dividends. Rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time. Failure to meet these capital requirements would require us to develop and file with the banking agencies a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, we would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or share exchange application, unless we could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

Dividends

     Our ability to pay cash dividends depends entirely upon the amount of dividends paid by the Bank to us. Additionally, the Florida Business Corporation Act provides that a Florida corporation may only pay dividends if the dividend payment would not render the corporation insolvent or unable to meet our obligations as they come due.

     Dividends from the Bank constitute the primary source of funds for dividends to be paid by us. As a national bank, the Bank is subject to certain limitations on our right to pay dividends. The national banking laws limit the payment of dividends by national banks if (1) such dividends would impair the bank’s capital structure, (2) the bank’s surplus fund is not equal to our common capital or (3) dividends declared in any year would exceed the total of the net profits in that year combined with retained net profits for the preceding two years, less any required transfer to surplus.

Other Laws

     State usury laws and federal laws concerning interest rates, limit the amount of interest and various other charges collected or contracted by a bank. Our lending operations are subject to federal laws applicable to credit transactions, such as the:

•	Federal Reserve Act governing disclosures of credit terms to consumer borrowers.

•	Community Reinvestment Act requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low and moderate income borrowers.

•	Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves.

•	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit.

•	Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies.

•	the rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

     Our deposits and certain other operations are also subject to provisions of the following laws:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records.

•	Title V of the Gramm-Leach-Bliley Act of 1999 regarding disclosure of customers’ nonpublic personal information which requires financial institutions to publish their policies concerning disclosure of such information and give customers the opportunity to opt out of unwanted disclosure.

•	Electronic Funds Transfer Act and Regulation E, issued by the Federal Reserve to implement that act, which govern automatic deposits to, and withdrawals from, deposit accounts and rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Interstate Banking and Branching

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, eligible bank holding companies in any state are permitted, with Federal Reserve approval, to acquire banking organizations in any other state. As such, all regional compacts and substantially all then-existing regional limitations on interstate acquisitions of banking organizations have been eliminated. The Interstate Banking and Branching Efficiency Act also removed substantially all of the then-existing prohibitions on interstate branching by banks. The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws. Subject to these laws, a bank operating in any state may now establish one or more branches within any other state without the establishment of a separate banking structure within the other state through the share exchange with an existing bank in that state. Prior notice to the OCC is required before the Bank may open branches. In addition, with prior regulatory approval, the Bank will be able to acquire existing banking operations in other states.

Financial Modernization

     The Gramm-Leach-Bliley Act of 1999 modernized the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the Gramm-Leach-Bliley Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a “financial services holding company.” We may from time to time provide our customers with a range of financial products and services, including various insurance products and securities brokerage services, through cooperative arrangements with third-party vendors.

Employees

     As of December 31, 2002, we had 104 full-time employees (including executive officers). The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

Item 2. Properties

     Our corporate office is located at 1409 South Parrott Avenue, Okeechobee, Florida 34974. We conduct business through eight banking offices and two support facilities located in Okeechobee, DeSoto, Glades, Hardee, Highlands and Hendry Counties. The following table sets forth the location of each of our offices, the year the office was opened and the net book value (in thousands) of each office and our related equipment.

			Net Book Value of Land,
	Date	Leased or	Buildings and Equipment
Location	Acquired	Owned	at December 31, 2002

			(In thousands)
Main Office 1409 South Parrott Avenue Okeechobee, Florida 34974	1986	Owned	$1,027
Branch 199 North US Highway 27 Lake Placid, Florida 33852	1995	Owned	361
Branch 300 South Berner Road Clewiston, Florida 33440	1998	Owned	677
Branch 6th Street and Highway 27 Moore Haven, Florida 33471	1998	Leased(1)	42
Branch 17 North Lee Street LaBelle, Florida 33935	1998	Owned	451
Branch 1601 East Oak Street Arcadia, Florida 34266	1998	Owned	450
Branch 202 North 6th Avenue Wauchula, Florida 33874	1998	Leased(2)	53
Treasure Island Branch 3180 Highway 441 S.E. Okeechobee, Florida 34974	1999	Leased(3)	40
Operations Center 1801 Highway 441 S.E. Okeechobee, Florida 34974	1992	Owned	1,692
Human Resources and Training Facility 107 S.W. 17th Street, Suite B Okeechobee, Florida 34974	1999	Leased(4)	18

(1)	Lease expires in 2003 and has two renewal options of one year each.

(2)	Lease expires in 2008 and has one renewal option of five years.

(3)	Lease expires in 2004 and has two renewal options of five years each.

(4)	Lease is on a month-to-month basis.

Item 3. Legal Proceedings

     We are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. We do not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material adverse effect on our consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The above-captioned information appears under “Common Stock Prices and Dividends” in the Registrant’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2002 Annual Report to Stockholders on pages 4 through 17 and is incorporated herein by reference.

Item 7. Financial Statements

     Our financial statements, together with the report thereon by Hacker, Johnson & Smith PA, appear in the Registrant’s 2002 Annual Report to Stockholders on pages 18 through 41 and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On November 21, 2002, the Registrant reported it terminated the services of Stevens, Powell & Company, P.A. and at the same time selected the accounting firm of Hacker, Johnson & Smith PA as independent auditors for the 2002 fiscal year. There were no disagreements with accountants on accounting and financial disclosure matters. Reference is made to the separate Form 8-K reports filed by the Registrant on November 21, 2002 and December 3, 2002.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 20, 2003, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

SECTION 16(a) REPORTING REQUIREMENTS

     Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company, and persons who beneficially own more than 10% of the Company Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on our review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5-Annual Statement of Changes in Beneficial Ownership, the Company believes that, during 2002, all filing requirements applicable to reporting persons were met.

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

Item 13. Exhibits, List and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.     Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Earnings for the years ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.     Exhibits

3.1	–	Restated Articles of Incorporation of Big Lake Financial Corporation (Incorporated by reference to Exhibit 3.1 to ELF’ Registration Statement No.333-30779 (the “Registration Statement”)

3.2	–	Bylaws of Big Lake Financial Corporation (Incorporated b reference to Exhibit 3.2 to the Registration Statement)

4.1	–	Specimen Stock Certificate of Big Lake Financial Corporation (Incorporated by reference to Exhibit 4.1 to the Registration Statement)

10.2	–	Lease dated December 11, 1989 between AAA Warehouse, Inc and Clewiston National Bank and Amendment thereto date November 28, 1995 (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3	–	Lease dated April 1, 1981 between Earl R. Gamer and Clewiston National Bank and Modification and Lease Extension Agreement thereto dated April 1, 1996 (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4	–	Employment agreement dated July 15, 1998 between Big Lake National Bank, Big Lake Financial Corporation, and Joe G. Mullins (Incorporated by reference to Exhibit to Form 10-KSB for the year ended December 31, 1999)*

10.5	–	Lease dated April 8, 1999 between Phillip Y. Berger and Big Lake National Bank (Incorporated by reference to Exhibit 10.5 to Registration Statement)

10.6	–	Lease dated July 1, 1998 between First Union National Bank and Albritton and See Properties and Modification and Lease Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.6 to Registration Statement)

13.1	–	Big Lake Financial Corporation 2002 Annual Report

21.1	–	List of Subsidiaries of Big Lake Financial Corporation

99.1	–	CEO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

99.2	–	CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

99.3	–	Stevens, Powell & Company, P.A. Independent Auditors' Report

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)  Reports on Form 8-K

On November 21, 2002, the Company reported a change in its auditors from Stevens, Powell & Company, P.A. to Hacker, Johnson & Smith PA. On December 3, 2002, the Company filed the letter from Stevens, Powell & Company, P.A. responding to the statements made by the Company in the Form 8-K filed by the Company on December 3, 2002.

Item 14. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Okeechobee, State of Florida, on the 5th day of March, 2003.

BIG LAKE FINANCIAL CORPORATION

/s/ Edwin E. Walpole, III

Edwin E. Walpole, III
Chairman, President and Chief Executive Officer

/s/ John A. Zelinske

John A. Zelinske, Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 5, 2003.

Signature	Title

/s/ Edwin E. Walpole, III	Chairman of the Board, President and Chief
Executive Officer and Director
Edwin E. Walpole, III

/s/ Joe G. Mullins	Executive Vice President and Chief
Administrative Officer and Director
Joe G. Mullins

/s/ John W. Abney, Sr.	Director

John W. Abney, Sr.

/s/ Mary Beth Cooper	Director

Mary Beth Cooper

/s/ H. Gilbert Culbreth, Jr.	Director

H. Gilbert Culbreth, Jr.

/s/ Bobby H. Tucker	Director

Bobby H. Tucker

Director

John B. Boy

Director

Thomas A. Smith

Director

Curtis S. Fry

Director

Robert Coker

CERTIFICATIONS

I, Edwin E. Walpole, III, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Big Lake Financial Corporation;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	By:	/s/ Edwin E. Walpole, III

Edwin E. Walpole, III, Chairman, President and Chief Executive Officer

I, John A. Zelinske, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Big Lake Financial Corporation;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	By:	/s/ John A. Zelinske

John A. Zelinske, Senior Vice President and Chief Financial Officer