Form 10QSB
period 2003-03-31
BIG LAKE FINANCIAL CORP
filed 2003-05-12
CIK 789561

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

Commission file number 000-24117

BIG LAKE FINANCIAL CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	59-2613321

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1409 South Parrott Avenue Okeechobee, Florida	34974

(Address of Principal Executive Offices)	(Zip Code)

(863) 467-4663

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒                      NO ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	570,784 shares

(class)	Outstanding at April 22, 2003

Transitional Small Business Format (Check One): YES ☐          NO ☒

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Condensed Consolidated Balance Sheets - At March 31, 2003 (Unaudited) and December 31, 2002	2

Condensed Consolidated Statements of Earnings (Unaudited) - Three Months ended March 31, 2003 and 2002	3

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) — Three Months ended March 31, 2003 and 2002	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months ended March 31, 2003 and 2002	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-8

Review By Independent Accountants	9

Independent Accountant’s Report	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 4. Submission of Matters to a Vote of Security Holders	16-17

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES	18

CERTIFICATIONS	19-20

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share information)

	March 31,	December 31,

	2003	2002

	(Unaudited)
Assets

Cash and due from banks	$11,585	16,304
Federal funds sold	16,932	6,148

Total cash and cash equivalents	28,517	22,452

Securities available for sale	26,186	24,390
Securities held to maturity (fair value of $3,516 and $3,524)	3,406	3,411
Loans, net of allowance for losses of $2,008 and $1,987	153,994	153,968
Premises and equipment, net	4,850	4,811
Accrued interest receivable	1,007	1,026
Foreclosed real estate	141	—
Deferred tax asset	451	499
Intangible assets, net	1,304	1,352
Federal Home Loan Bank and Federal Reserve Bank stock	969	728
Other assets	658	804

Total assets	$221,483	213,441

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	50,845	43,345
NOW deposits	48,337	52,677
Money-market deposits	11,303	11,788
Savings deposits	24,541	22,209
Time deposits	67,130	64,155

Total deposits	202,156	194,174

Other borrowings	1,803	2,047
Accrued interest payable	296	402
Accounts payable and accrued liabilities	471	381

Total liabilities	204,726	197,004

Stockholders’ equity:
Preferred stock, nonvoting, $1 par value, 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value, 1,000,000 shares authorized 570,784 and 557,172 shares issued and outstanding	6	6
Additional paid-in capital	9,172	8,645
Retained earnings	7,462	7,606
Accumulated other comprehensive income	117	180

Total stockholders’ equity	16,757	16,437

Total liabilities and stockholders’ equity	$221,483	213,441

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

($ in thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Interest income:
Loans	$2,458	2,628
Securities	249	324
Other	51	81

Total interest income	2,758	3,033

Interest expense:
Deposits	750	889
Other borrowings	2	6

Total interest expense	752	895

Net interest income	2,006	2,138
Provision for loan losses	10	70

Net interest income after provision for loan losses	1,996	2,068

Noninterest income:
Service charges and fees on deposit accounts	383	294
Other fees for customer service and other income	181	89

Total noninterest income	564	383

Total noninterest expenses:
Compensation and benefits	899	916
Occupancy	277	259
Data processing	255	231
Telephone postage and transportation	121	117
Stationary, printing and supplies	36	53
Amortization of intangibles	58	79
Other	295	289

Total noninterest expenses	1,941	1,944

Earnings before income taxes	619	507
Income taxes	226	173

Net earnings	$393	334

Basic and diluted earnings per share	$.69	.58

Weighted-average number of common shares outstanding	570,784	571,101

Cash dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands)

Three Months Ended March 31, 2003 and 2002

					Accumulated
					Other
	Common Stock		Additional		Compre-	Total
			Paid-In	Retained	hensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2001	543,889	$5	8,234	6,248	162	14,649

Comprehensive income (unaudited):
Net earnings for the three months ended March 31, 2001 (unaudited)	—	—	—	334	—	334
Net change in unrealized gain on securities available for sale, net tax (unaudited)	—	—	—	—	(173)	(173)

Total comprehensive income (unaudited)	—	—	—	—	—	161
Common stock dividend (unaudited)	13,283	1	411	(412)	—	—
Cash paid in lieu of fractional shares (unaudited)	—	—	—	(9)	—	(9)

Balance at March 31, 2002 (unaudited)	557,172	$6	8,645	6,161	(11)	14,801

Balance at December 31, 2002	557,172	$6	8,645	7,606	180	16,437

Comprehensive income (unaudited):
Net earnings for the three months ended March 31, 2003 (unaudited)	—	—	—	393	—	393
Net change in unrealized gain on securities available for sale, net tax (unaudited)	—	—	—	—	(63)	(63)

Total comprehensive income (unaudited)	—	—	—	—	—	330

Common stock dividend (unaudited)	13,612	—	527	(527)	—	—
Cash paid in lieu of fractional shares (unaudited)	—	—	—	(10)	—	(10)

Balance at March 31, 2003 (unaudited)	570,784	$6	9,172	7,462	117	16,757

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months
	Ended March 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$393	334
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	10	70
Depreciation and amortization	161	178
Deferred income taxes	86	84
Net premium amortization and discount accretion on securities	61	77
Net writedown of foreclosed real estate	—	15
Decrease in accrued interest receivable	19	28
Decrease in other assets	146	191
Decrease in accounts payable and accrued liabilities and accrued interest payable	(16)	(386)

Net cash provided by operating activities	860	591

Cash flows from investing activities:
Securities available for sale:
Purchases	(13,478)	(13,860)
Proceeds from maturities	11,500	14,050
Principal repayments	25	—
Net increase in loans	(177)	(4,856)
Net purchases of premises and equipment	(152)	(647)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(241)	(653)

Net cash used in investing activities	(2,523)	(5,966)

Cash flows from financing activities:
Increase in deposits	7,982	15,825
Decrease in other borrowings	(244)	(145)
Cash paid in lieu of fractional shares	(10)	(9)

Net cash provided by financing activities	7,728	15,671

Net increase in cash and cash equivalents	6,065	10,296
Cash and cash equivalents, beginning of period	22,452	19,443

Cash and cash equivalents, end of period	$28,517	29,739

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$858	1,229

Cash paid during the period for income taxes	$—	179

Noncash transactions:
Reclassification of loans to foreclosed real estate	$141	—

Net change in unrealized gain on securities available for sale, net of tax	$(63)	(173)

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

General. Big Lake Financial Corporation (the “Holding Company”) is a financial holding company which owns 100% of the outstanding stock of Big Lake National Bank (the “Bank”). The Bank is a nationally chartered commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank, through eight banking offices, provides a variety of banking services to individuals and businesses located primarily in Okeechobee, Highlands, Glades, Hardee, Hendry and DeSoto Counties, Florida. The Holding Company’s primary business activities are the operations of the Bank. The Company operates in only one reportable industry segment: banking. Collectively the entities are referred to as the “Company.”

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003, the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Reclassification of Accounts. Certain items in the condensed consolidated financial statements for 2002 have been reclassified to conform to the classifications used for the current period.

(2) Loan Impairment and Losses

Loans identified as impaired (all are collateral dependent) at March 31, 2003 and 2002 and for the three-month periods then ended are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Gross loans with related allowance for losses recorded, at end of period	$349	481
Less: Allowance on these loans	110	72

Net investment in impaired loans, at end of period	$239	409

Average investment in impaired loans	$363	476

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

The activity in the allowance for loan losses is as follows (in thousands):

	March 31,

	2003	2002

Balance at beginning of period	$1,987	1,707
Provision for loan losses	10	70
Net of recoveries, loans charged-offs	11	(17)

Balance at end of period	$2,008	1,760

(continued)

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Loan Impairment and Losses, Continued

Nonaccrual and past due loans were as follows (in thousands):

	At March 31,

	2003	2002

Nonaccrual loans	$1,355	1,075
Past due ninety days or more, but still accruing	—	—

	$1,355	1,075

(3) Earnings Per Share

Basic and diluted earnings per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. All per share amounts reflect the 2.5% stock dividend declared on February 28, 2003. The Company’s has no common stock equivalents.

(4) Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by various regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at March 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

(continued)

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Regulatory Matters, Continued

As of March 31, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	%	Amount	%	Amount	%

At March 31, 2003:
Total capital to Risk- Weighted Assets:
Bank	$16,185	12.62%	$10,258	8.00%	$12,823	10.00%
Consolidated	16,944	13.16	10,301	8.00	N/A	N/A
Tier I Capital to Risk- Weighted Assets:
Bank	14,577	11.37	5,129	4.00	7,694	6.00
Consolidated	15,336	11.91	5,151	4.00	N/A	N/A
Tier I Capital to Average Assets:
Bank	14,577	6.81	8,566	4.00	10,708	5.00
Consolidated	15,336	7.13	8,608	4.00	N/A	N/A

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the interim financial data as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountant’s Report

The Board of Directors
Big Lake Financial Corporation
Okeechobee, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Big Lake Financial Corporation (the “Company”) as of March 31, 2003, and the related condensed consolidated statements of earnings stockholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith, PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 22, 2003

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of March 31, 2003 and December 31, 2002

General

Big Lake Financial Corporation (the “Holding Company”) is a financial holding company which owns 100% of the outstanding stock of Big Lake National Bank (the “Bank”). The Bank is a nationally chartered commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank, through eight banking offices, provides a variety of banking services to individuals and businesses located primarily in Okeechobee, Highlands, Glades, Hardee, Hendry and DeSoto Counties, Florida. The Holding Company’s primary business activities are the operations of the Bank. The Company operates in only one reportable industry segment: banking. Collectively the entities are referred to as the “Company.”

Liquidity and Capital Resources

During the three months ended March 31, 2003, the Company’s primary sources of funds consisted of deposit inflows of approximately $8.0 million and the proceeds from maturities of securities available for sale of $11.5 million. The Company used its capital resources principally to purchase securities available for sale of approximately $13.5 million and to fund existing and continuing loan commitments net of repayments of approximately $177,000.

Management is not aware of any material trends, favorable or unfavorable in our capital resources. Management will continue to attempt to acquire short-term deposits and low cost transaction accounts.

The following ratios and rates are presented for the dates and periods indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2003	2002	2002

Average equity as a percentage of average assets	7.65%	7.50%	7.37%
Equity to total assets at end of period	7.57%	7.70%	7.21%
Return on average assets (1)	0.73%	0.86%	0.67%
Return on average equity (1)	9.49%	11.43%	9.11%
Noninterest expenses to average assets (1)	3.59%	3.51%	3.90%
Net recoveries (charge offs) to average loans (1)	0.03%	(0.07)%	(0.05)%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	0.68%	0.61%	0.53%
Dividend payout	—%	—%	—%

(1)	Annualized for the three months ended March 31.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2003, follows (in thousands):

Contract
Amount

Commitments to extend credit	$2,894

Unused lines of credit	$9,377

Standby letters of credit	$113

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2003.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2003. See note 4 to the condensed consolidated financial statements.

Management is not aware of any trends, know demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

	Three Months Ended March 31,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

		(Dollars in thousands)
Interest-earning assets:
Loans	$154,179	2,458	6.47%	$136,733	2,628	7.79%
Securities	27,516	249	3.62	29,194	324	4.44
Other interest-earning assets (1)	14,256	51	1.43	20,080	81	1.61

Total interest-earning assets	195,951	2,758	5.63	186,007	3,033	6.52

Noninterest-earning assets	20,553			15,820

Total assets	$216,504			$201,827

Interest-bearing liabilities:
Money-market and NOW deposits	62,018	224	1.46	51,661	190	1.49
Savings	23,723	76	1.30	17,680	64	1.47
Time deposits	64,263	450	2.84	71,508	635	3.60
Other borrowings	1,593	2	0.51	1,986	6	1.23

Total interest-bearing liabilities	151,597	752	2.01	142,835	895	2.54

Noninterest-bearing liabilities	48,341			44,119
Stockholders’ equity	16,566			14,873

Total liabilities and stockholders’ equity	$216,504			$201,827

Net interest income		$2,006			$2,138

Interest-rate spread (2)			3.69%			4.07%

Net interest margin (3)			4.15%			4.66%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.29			1.30

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2003 and 2002

General. Net earnings for the three-months ended March 31, 2002 were $393,000 or $.69 per basic and diluted share compared to a net earnings of $334,000 or $.58 per basic and diluted share for the same period in 2002. The increase in earnings was primarily due to an increase in noninterest income.

Interest Income and Expense. Interest income decreased to $2.8 million for the three-month period ended March 31, 2003 from $3.0 million for the three months ended March 31, 2002. Interest on loans decreased to $2.5 million for the three months ended March 31, 2003 from $2.6 million for the same period in 2002 due to a decrease in the weighted-average yield earned in 2003 to 6.47% from 7.79% in 2002 which was partially offset by an increase in the average loan portfolio decrease to balance in 2003 to $154.2 million from $136.7 million in 2002. Interest on securities decreased to $249,000 for the three-months ended March 31, 2003 compared to $324,000 in 2002 due to a decrease in the average portfolio balance in 2003 to $27.5 million from $29.2 million in 2002 and by a decrease in the average yield earned in 2003 to 3.62% from 4.44% in 2002. Interest on other interest-earning assets decreased from $81,000 for the three-months ended March 31, 2002 to $51,000 for the three months ended March 31, 2003 due to a decrease in the average yield earned and a decrease in the average balance in 2003.

Interest expense on interest-bearing deposits increased to $750,000 for the three-months ended March 31, 2003 from $889,000 in 2002. The increase is due to a decrease in the weighted-average rate paid on deposits in 2003 to 2.03% from 2.56% in 2002 which was only partially offset by an increase in the average interest-bearing deposits in 2003 to $150.0 million from $140.8 million in 2002.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2003 and 2002, Continued

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans, (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the Loan Officer, Loan Review, Loan Committee or by the Examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 15%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

The provision for loan losses was $10,000 for the three-month period ended March 31, 2003 compared to $70,000 for the same period in 2002. The decrease in the provision was due to a stable loan portfolio for the three months ended March 31, 2003 and a decline in the increase in nonperforming loans. For the three months ended March 31, 2003 the increase in nonperforming loans was $78,000 compared to three months ended March 31, 2002 when the increase was $604,000. While nonperforming loans increased during three months ended March 31, 2003 to $1.3 million compared to $1.1 million for 2002, net recoveries (charge-offs) to average loans actually decreased during the three months ended March 31, 2003 to 0.03% from (0.05%) for 2002 due to several factors; early identification of problem credits, thorough workout strategies, the fact that 86.2% of the loan portfolio is secured by real estate, and there were no concentrations in industries that experienced poor performance during the three months ended March 31, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,008,000 at March 31, 2003. While management believes that its allowance for loan losses is adequate as of March 31, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $564,000 in 2003 from $383,000 for the three- months ended March 31, 2002. The increase was due to a increase in service charges and fees primarily due to the growth in overdraft fees.

Noninterest Expense. Total noninterest expense remained the same at $1.9 million for the three-months ended March 31, 2003 when compared to the period ended March 31, 2002.

Income Taxes. The income tax expense for the three-months ended March 31, 2003 was $226,000 (an effective rate of 36.5%) compared to an income tax expense of $173,000 in 2002 (an effective rate of 34.1%).

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)  Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of March 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

Submission of Matters to a Vote of Security Holders. An Annual Meeting of Shareholders was held on March 20, 2003. At the meeting, a majority of the shareholders of record voted to elect four directors.

The persons elected as directors of the Company, the term and the voting of such persons were as follows:

	Term	Votes	Votes	Votes
Director	Ending	For	Against	Abstain

Robert E. Coker	2006	351,340	476	—
Curtis S. Fry	2006	349,269	2,366	181
Thomas A. Smith	2006	351,564	—	252
Joe G. Mullins	2004	351,411	252	153

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Item 4. Submission of Matters to a Vote of Security Holders

The following directors, who’s terms continued after the meeting were as follows:

Term Expires at the
Director	Annual Meeting

John B. Boy, Jr.	2004
H. Gilbert Gulbreth, Jr.	2004
Bobby H. Tucker John W. Abney, Sr. Mary Beth Cooper Edwin E. Walpole, III	2004 2005 2005 2005

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.

3.1	-	Restated Articles of Incorporation of Big Lake Financial Corporation (Incorporated by reference to Exhibit 3.1 to ELF’ Registration Statement No.333-30779 (the “Registration Statement”)

3.2	-	Bylaws of Big Lake Financial Corporation (Incorporated b reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of Big Lake Financial Corporation (Incorporated by reference to Exhibit 4.1 to the Registration Statement)

10.2	-	Lease dated December 11, 1989 between AAA Warehouse, Inc and Clewiston National Bank and Amendment thereto date November 28, 1995 (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3	-	Lease dated April 1, 1981 between Earl R. Gamer and Clewiston National Bank and Modification and Lease Extension Agreement thereto dated April 1, 1996 (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4	-	Employment agreement dated July 15, 1998 between Big Lake National Bank, Big Lake Financial Corporation, and Joe G. Mullins (Incorporated by reference to Exhibit to Form 10-KSB for the year ended December 31, 1999)*

10.5	-	Lease dated April 8, 1999 between Phillip Y. Berger and Big Lake National Bank (Incorporated by reference to Exhibit 10.5 to Registration Statement)

10.6	-	Lease dated July 1, 1998 between First Union National Bank and Albritton and See Properties and Modification and Lease Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.6 to Registration Statement)

99.1	-	CEO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

99.2	-	CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)  Reports on Form 8-K. There were no report Form 8-K’s filed during the three months ended March 31, 2003.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LAKE FINANCIAL CORPORATION (Registrant)

Date: May 12, 2003	By: /s/ Edwin E. Walpole, III

Edwin E. Walpole, III, Chairman of the Board, President and Chief Executive Officer

Date: May 12, 2003	By: /s/ John A. Zelinske

John A. Zelinske, Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Edwin E. Walpole, III, certify, that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Big Lake Financial Corporation;

     2.     Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By: /s/ Edwin E. Walpole, III

Edwin E. Walpole, III, Chairman of the Board, President and Chief Executive Officer

I, John A. Zelinske, certify, that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Big Lake Financial Corporation;

     2.     Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By: /s/ John A. Zelinske

John A. Zelinske, Senior Vice President and Chief Financial Officer