Form 10QSB
period 2003-06-30
BIG LAKE FINANCIAL CORP
filed 2003-08-12
CIK 789561

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from      to

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

YES ☒ NO ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	568,740shares

(class)	Outstanding at August 7, 2003

Transitional Small Business Format (Check One): YES ☐ NO ☒

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements
Condensed Consolidated Balance Sheets - At June 30, 2003 (Unaudited) and December 31, 2002	2
Condensed Consolidated Statements of Earnings - Three and Six Months ended June 30, 2003 and 2002 (Unaudited)	3
Condensed Consolidated Statements of Stockholders’ Equity - Six Months ended June 30, 2003 and 2002 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows - Six Months ended June 30, 2003 and 2002 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-8
Review By Independent Accountants	9
Independent Accountant’s Report	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18
Item 3. Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURES	21

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share information)

	June 30,	December 31,

	2003	2002

	(Unaudited)
Assets
Cash and due from banks	$12,285	16,304
Federal funds sold	9,295	6,148

Total cash and cash equivalents	21,580	22,452
Securities available for sale	29,095	24,390
Securities held to maturity (fair value of $3,617 and $3,524)	3,416	3,411
Loans, net of allowance for losses of $2,009 and $1,987	156,903	153,968
Premises and equipment, net	5,294	4,811
Accrued interest receivable	934	1,026
Foreclosed real estate	296	—
Deferred tax asset	467	499
Intangible assets, net	1,257	1,352
Federal Home Loan Bank and Federal Reserve Bank stock	969	728
Other assets	378	804

Total assets	$220,589	213,441

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	50,799	43,345
NOW deposits	49,620	52,677
Money-market deposits	10,944	11,788
Savings deposits	25,597	22,209
Time deposits	63,927	64,155

Total deposits	200,887	194,174
Other borrowings	1,639	2,047
Accrued interest payable	278	402
Accounts payable and accrued liabilities	623	381

Total liabilities	203,427	197,004

Stockholders’ equity:
Preferred stock, nonvoting, $1 par value, 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value, 1,000,000 shares authorized 570,784 and 557,172 shares issued and outstanding	6	6
Additional paid-in capital	9,172	8,645
Retained earnings	7,893	7,606
Accumulated other comprehensive income	91	180

Total stockholders’ equity	17,162	16,437

Total liabilities and stockholders’ equity	$220,589	213,441

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Earnings
($ in thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest income:
Loans	$2,459	2,779	4,917	5,407
Securities	240	353	489	677
Other	42	60	93	141

Total interest income	2,741	3,192	5,499	6,225

Interest expense:
Deposits	714	826	1,464	1,715
Other borrowings	2	11	4	17

Total interest expense	716	837	1,468	1,732

Net interest income	2,025	2,355	4,031	4,493
Provision for loan losses	10	120	20	190

Net interest income after provision for loan losses	2,015	2,235	4,011	4,303

Noninterest income:
Service charges and fees on deposit accounts	406	327	789	621
Loss on sale of securities available for sale	—	—	—	(3)
Other fees for customer service and other income	237	122	418	214

Total noninterest income	643	449	1,207	832

Total noninterest expenses:
Compensation and benefits	919	910	1,818	1,826
Occupancy	297	251	574	510
Data processing	269	239	524	470
Telephone postage and transportation	133	147	254	264
Stationary, printing and supplies	36	54	72	107
Amortization of intangibles	57	78	115	157
Other	282	241	576	530

Total noninterest expenses	1,993	1,920	3,933	3,864

Earnings before income taxes	665	764	1,285	1,271
Income taxes	235	258	461	431

Net earnings	$430	506	824	840

Basic earnings per share	$.75	.89	1.44	1.47

Weighted-average number of common shares outstanding	570,784	571,101	570,784	571,101

Cash dividends per share	—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
($ in thousands)

Six Months Ended June 30, 2003 and 2002

					Accumulated
					Other
	Common Stock		Additional		Compre-	Total
			Paid-In	Retained	hensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2001	543,889	$5	8,234	6,248	162	14,649

Comprehensive income (unaudited):
Net earnings for the six months ended June 30, 2002 (unaudited)	—	—	—	840	—	840
Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	—	23	23

Comprehensive income (unaudited)	—	—	—	—	—	863
Common stock dividend (unaudited)	13,283	1	411	(412)	—	—
Cash paid in lieu of fractional shares (unaudited)	—	—	—	(9)	—	(9)

Balance at June 30, 2002 (unaudited)	557,172	$6	8,645	6,667	185	15,503

Balance at December 31, 2002	557,172	$6	8,645	7,606	180	16,437

Comprehensive income (unaudited):
Net earnings for the six months ended June 30, 2003 (unaudited)	—	—	—	824	—	824
Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	—	(89)	(89)

Comprehensive income (unaudited)	—	—	—	—	—	735

Common stock dividend (unaudited)	13,612	—	527	(527)	—	—
Cash paid in lieu of fractional shares (unaudited)	—	—	—	(10)	—	(10)

Balance at June 30, 2003 (unaudited)	570,784	$6	9,172	7,893	91	17,162

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$824	840
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	20	190
Depreciation and amortization	276	348
Deferred income taxes	86	(320)
Net premium amortization and discount accretion on securities	153	172
Loss on sale of available for sale securities	—	3
Net writedown of foreclosed real estate	—	15
Decrease in accrued interest receivable	92	5
Decrease (increase) in other assets	521	(19)
Increase (decrease) in accounts payable and accrued liabilities and accrued interest payable	118	(284)

Net cash provided by operating activities	2,090	950

Cash flows from investing activities:
Securities available for sale:
Purchases	(25,086)	(18,608)
Proceeds from sale	—	997
Proceeds from maturities	19,500	15,860
Principal repayments	594	—
Securities held to maturity:
Purchases	(264)	—
Proceeds from maturities	250	100
Net increase in loans	(3,251)	(12,896)
Net purchases of premises and equipment	(759)	(685)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(241)	(653)

Net cash used in investing activities	(9,257)	(15,885)

Cash flows from financing activities:
Increase in deposits	6,713	10,915
(Decrease) increase in other borrowings	(408)	1,415
Cash paid in lieu of fractional shares	(10)	(9)

Net cash provided by financing activities	6,295	12,321

Net decrease in cash and cash equivalents	(872)	(2,614)
Cash and cash equivalents, beginning of period	22,452	19,443

Cash and cash equivalents, end of period	$21,580	16,829

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,592	2,152

Cash paid during the period for income taxes	$81	790

Noncash transactions:
Reclassification of loans to foreclosed real estate	$296	149

Net change in unrealized gain on securities available for sale, net of tax	$(89)	23

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

General. Big Lake Financial Corporation (the “Holding Company”) is a financial holding company which owns 100% of the outstanding stock of Big Lake National Bank (the “Bank”). The Bank is a nationally-chartered commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank, through eight banking offices, provides a variety of banking services to individuals and businesses located primarily in Okeechobee, Highlands, Glades, Hardee, Hendry and DeSoto Counties, Florida. The Holding Company’s primary business activity is the operation of the Bank. The Company operates in only one reportable industry segment: banking. Collectively the entities are referred to as the “Company.”

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003, the results of operations for the three-month and six-month periods then ended and cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Reclassification of Accounts. Certain items in the condensed consolidated financial statements for 2002 have been reclassified to conform to the classifications used for the current period.

(2)	Loan Impairment and Losses

Loans identified as impaired (all are collateral dependent) at June 30, 2003 and 2002 and for the three- and six-month periods then ended are as follows (in thousands):

	At June 30,

	2003	2002

Gross loans with related allowance for losses recorded, at end of period	$83	109
Less: Allowance on these loans	12	16

Net investment in impaired loans, at end of period	$71	93

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Average investment in impaired loans	$257	295	262	295

Interest income recognized on impaired loans	$2	—	2	—

Interest income received on impaired loans	$2	—	2	—

     The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Balance at beginning of period	$2,008	1,760	1,987	1,707
Provision for loan losses	10	120	20	190
Loans charged-off, net of recoveries	(9)	(54)	2	(71)

Balance at end of period	$2,009	1,826	2,009	1,826

(continued)

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Loan Impairment and Losses, Continued

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,

	2003	2002

Nonaccrual loans	$643	548
Past due ninety days or more, but still accruing	—	—

	$643	548

(3)	Earnings Per Share

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at June 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

(continued)

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Regulatory Matters, Continued

As of June 30, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	%	Amount	%	Amount	%

At June 30, 2003:
Total capital to Risk- Weighted Assets:
Bank	$16,686	12.83%	$10,518	8.00%	$13,147	10.00%
Consolidated	17,445	13.37	10,438	8.00	N/A	N/A
Tier I Capital to Risk- Weighted Assets:
Bank	15,056	11.58	5,259	4.00	7,888	6.00
Consolidated	15,815	12.12	5,219	4.00	N/A	N/A
Tier I Capital to Average Assets:
Bank	15,056	6.88	8,751	4.00	10,940	5.00
Consolidated	15,815	7.21	8,771	4.00	N/A	N/A

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the interim financial data as of June 30, 2003, and for the three- and six-month periods ended June 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountant’s Report

Big Lake Financial Corporation
Okeechobee, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Big Lake Financial Corporation (the “Company”) as of June 30, 2003, and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2003 and 2002 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
July 22, 2003

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

General

Big Lake Financial Corporation (the “Holding Company”) is a financial holding company which owns 100% of the outstanding stock of Big Lake National Bank (the “Bank”). The Bank is a nationally chartered commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank, through eight banking offices, provides a variety of banking services to individuals and businesses located primarily in Okeechobee, Highlands, Glades, Hardee, Hendry and DeSoto Counties, Florida. The Holding Company’s primary business activity is the operation of the Bank. The Company operates in only one reportable industry segment: banking. Collectively the entities are referred to as the “Company.”

Liquidity and Capital Resources

During the six months ended June 30, 2003, the Company’s primary sources of funds consisted of deposit inflows of approximately $6.7 million and the proceeds from maturities of securities available for sale of $19.5 million. The Company used its capital resources principally to purchase securities available for sale of approximately $25.1 million and to fund existing and continuing loan commitments net of repayments of approximately $3.3.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2003, follows (in thousands):

Contract
Amount

Commitments to extend credit	$1,941

Unused lines of credit	$9,843

Standby letters of credit	$113

Management believes the Company has adequate resources to fund all of its commitments and substantially all its existing commitments will be funded in 2003.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 2003. See note 4 to the condensed consolidated financial statements.

Management is not aware of any trends, know demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

Selected Financial Information

The following ratios and rates are presented for the dates and periods indicated:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2003	2002	2002

Average equity as a percentage of average assets	7.69%	7.50%	7.38%
Equity to total assets at end of period	7.78%	7.70%	7.23%
Return on average assets (1)	0.76%	0.86%	0.84%
Return on average equity (1)	9.82%	11.43%	11.31%
Noninterest expenses to average assets (1)	3.60%	3.51%	3.84%
Net recoveries (charge offs) to average loans (1)	0.00%	(0.07)%	(0.05)%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	0.43%	0.61%	0.35%
Dividend payout ratio	—%	—%	—%

(1)	Annualized for the six months ended June 30.

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

	Three Months Ended June 30,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$155,919	2,459	6.40%	$144,156	2,779	7.82%
Securities	30,885	240	3.15	33,910	353	4.22
Other interest-earning assets (1)	13,328	42	1.28	11,685	60	2.08

Total interest-earning assets	200,132	2,741	5.55	189,751	3,192	6.82

Noninterest-earning assets	20,407			16,291

Total assets	$220,539			$206,042

Interest-bearing liabilities:
Money-market and NOW deposits	61,631	225	1.48	56,740	213	1.52
Savings deposits	25,140	66	1.07	19,054	67	1.43
Time deposits	64,886	423	2.64	66,539	546	3.33
Other borrowings	1,522	2	0.53	3,390	11	1.32

Total interest-bearing liabilities	153,179	716	1.90	145,723	837	2.33

Noninterest-bearing liabilities	50,400			45,122
Stockholders’ equity	16,960			15,197

Total liabilities and stockholders’ equity	$220,539			$206,042

Net interest income		$2,025			$2,355

Interest-rate spread (2)			3.65%			4.49%

Net interest margin (3)			4.10%			5.03%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.31			1.30

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$155,054	4,917	6.43%	$140,465	5,407	7.81%
Securities	29,210	489	3.40	31,816	677	4.31
Other interest-earning assets (1)	13,830	93	1.36	15,669	141	1.83

Total interest-earning assets	198,094	5,499	5.63	187,950	6,225	6.72

Noninterest-earning assets	20,161			16,004

Total assets	$218,255			$203,954

Interest-bearing liabilities:
Money-market and NOW deposits	61,873	449	1.47	54,322	403	1.50
Savings deposits	24,435	142	1.18	18,371	1311.45
Time deposits	64,576	873	2.74	69,010	1,181	3.47
Other borrowings	1,557	4	0.52	2,692	17	1.28

Total interest-bearing liabilities	152,441	1,468	1.95	144,395	1,732	2.43

Noninterest-bearing liabilities	49,031			44,505
Stockholders’ equity	16,783			15,054

Total liabilities and stockholders’ equity	$218,255			$203,954

Net interest income		$4,031			$4,493

Interest-rate spread (2)			3.68%			4.28%

Net interest margin (3)			4.13%			4.85%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.30			1.30

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002

General. Net earnings for the three months ended June 30, 2003 were $430,000 or $.75 per basic share compared to a net earnings of $506,000 or $.89 per basic share for the same period in 2002. The decrease in earnings was primarily due to a decrease in net interest income.

Interest Income and Expense. Interest income decreased to $2.7 million for the three-month period ended June 30, 2003 from $3.2 million for the three months ended June 30, 2002. Interest on loans decreased to $2.5 million for the three months ended June 30, 2003 from $2.8 million for the same period in 2002 due to a decrease in the weighted-average yield earned in 2003 to 6.40% from 7.82% in 2002 which was partially offset by an increase in the average loan portfolio balance in 2003 to $155.9 million from $144.2 million in 2002. Interest on securities decreased to $240,000 for the three-months ended June 30, 2003 compared to $353,000 in 2002 due to a decrease in the average portfolio balance in 2003 to $30.9 million from $33.9 million in 2002 and a decrease in the average yield earned in 2003 to 3.15% from 4.22% in 2002. Interest on other interest-earning assets decreased from $60,000 for the three-months ended June 30, 2002 to $42,000 for the three months ended June 30, 2003.

Interest expense on interest-bearing deposits decreased to $714,000 for the three-months ended June 30, 2003 from $826,000 in 2002. The decline is due to a decrease in the weighted-average rate paid on deposits in 2003 to 1.91% from 2.35% in 2002 which was only partially offset by an increase in the average interest-bearing deposits in 2003 to $151.7 million from $142.3 million in 2002.

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

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $10,000 for the three-month period ended June 30, 2003 compared to $120,000 for the same period in 2002. The decrease in the provision was due to a stable loan portfolio for the three months ended June 30, 2003. While nonperforming loans increased during three months ended June 30, 2003 to $774,000 compared to $548,000 for 2002, net recoveries (charge-offs) to average loans actually decreased during the three months ended June 30, 2003 to (0.02)% from (0.04)% for 2002 due to several factors; early identification of problem credits, thorough workout strategies, the fact that 85.6% of the loan portfolio is secured by real estate, and there were no concentrations in industries that experienced poor performance during the three months ended June 30, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,009,000 at June 30, 2003. While management believes that its allowance for loan losses is adequate as of June 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $643,000 in 2003 from $449,000 for the three- months ended June 30, 2002. The increase was due to a increase in service charges and fees primarily due to the growth in overdraft and check card fees.

Noninterest Expense. Total noninterest expense increased to $2.0 million for the three-months ended June 30, 2003 from $1.9 million for the three-months ended June 30, 2002.

Income Taxes. The income taxes for the three-months ended June 30, 2003 was $235,000 (an effective rate of 35.3%) compared to an income tax expense of $258,000 in 2002 (an effective rate of 33.8%).

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002

General. Net earnings for the six-months ended June 30, 2003 were $824,000 or $1.44 per basic share compared to a net earnings of $840,000 or $1.47 per basic share for the same period in 2002. The decrease in earnings was primarily due to a decrease in net interest income.

Interest Income and Expense. Interest income decreased to $5.5 million for the six-month period ended June 30, 2003 from $6.2 million for the six months ended June 30, 2002. Interest on loans decreased to $4.9 million for the six months ended June 30, 2003 from $5.4 million for the same period in 2002 due to a decrease in the weighted-average yield earned in 2003 to 6.43% from 7.81% in 2002 which was partially offset by an increase in the average loan portfolio balance in 2003 to $155.1 million from $140.5 million in 2002. Interest on securities decreased to $489,000 for the six-months ended June 30, 2003 compared to $677,000 in 2002 due to a decrease in the average portfolio balance in 2003 to $29.2 million from $31.8 million in 2002 and by a decrease in the average yield earned in 2003 to 3.40% from 4.31% in 2002. Interest on other interest-earning assets decreased from $141,000 for the six-months ended June 30, 2002 to $93,000 for the six months ended June 30, 2003 due to a decrease in the average yield earned and a decrease in the average balance in 2003.

Interest expense on interest-bearing deposits decreased to $1.5 million for the six-months ended June 30, 2003 from $1.7 million in 2002. The decrease is due to a decrease in the weighted-average rate paid on deposits in 2003 to 1.94% from 2.42% in 2002 which was only partially offset by an increase in the average interest-bearing deposits in 2003 to $150.9 million from $141.7 million in 2002.

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

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $20,000 for the six-month period ended June 30, 2003 compared to $190,000 for the same period in 2002. The decrease in the provision was due to a stable loan portfolio for the six months ended June 30, 2003. While nonperforming loans increased during the six months ended June 30, 2003 to $774,000 compared to an increase of $548,000 for the six months ended June 30, 2002. While nonperforming loans increased during six months ended June 30, 2003, net recoveries (charge-offs) to average loans actually decreased during the six months ended June 30, 2003 to 0.00% from (0.05)% for 2002 due to several factors; early identification of problem credits, thorough workout strategies, the fact that 85.6% of the loan portfolio is secured by real estate, and there were no concentrations in industries that experienced poor performance during the six months ended June 30, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,009,000 at June 30, 2003. While management believes that its allowance for loan losses is adequate as of June 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $1.2 million in 2003 from $832,000 for the six- months ended June 30, 2002. The increase was due to a increase in service charges and fees primarily due to the growth in overdraft and check card fees.

Noninterest Expense. Total noninterest expense remained the same at $3.9 million for the six-months ended June 30, 2003 compared to the period ended June 30, 2002.

Income Taxes. The income taxes for the six-months ended June 30, 2003 was $461,000 (an effective rate of 35.9%) compared to an income taxes of $431,000 in 2002 (an effective rate of 33.9%).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of June 30, 2003.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.

3.1	-	Restated Articles of Incorporation of Big Lake Financial Corporation (Incorporated by reference to Exhibit 3.1 to ELF’ Registration Statement No.333-30779 (the “Registration Statement”)

3.2	-	Bylaws of Big Lake Financial Corporation (Incorporated b reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of Big Lake Financial Corporation (Incorporated by reference to Exhibit 4.1 to the Registration Statement)

10.2	-	Lease dated December 11, 1989 between AAA Warehouse, Inc and Clewiston National Bank and Amendment thereto date November 28, 1995 (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3	-	Lease dated April 1, 1981 between Earl R. Gamer and Clewiston National Bank and Modification and Lease Extension Agreement thereto dated April 1, 1996 (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4	-	Employment agreement dated July 15, 1998 between Big Lake National Bank, Big Lake Financial Corporation, and Joe G. Mullins (Incorporated by reference to Exhibit to Form 10-KSB for the year ended December 31, 1999)*

10.5	-	Lease dated April 8, 1999 between Phillip Y. Berger and Big Lake National Bank (Incorporated by reference to Exhibit 10.5 to Registration Statement)

10.6	-	Lease dated July 1, 1998 between First Union National Bank and Albritton and See Properties and Modification and Lease Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.6 to Registration Statement)

31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	-	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no report Form 8-K’s filed during the three months ended June 30, 2003.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LAKE FINANCIAL CORPORATION (Registrant)

Date:	August 12, 2003	By:	/s/ Edwin E. Walpole, III

Edwin E. Walpole, III, Chairman of the Board, President and Chief Executive Officer

Date:	August 12, 2003	By:	/s/ John A. Zelinske

John A. Zelinske, Senior Vice President and Chief Financial Officer