Form 10QSB
period 2003-09-30
BIG LAKE FINANCIAL CORP
filed 2003-11-10
CIK 789561

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to

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

YES [X] NO [  ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	568,740 shares

(class)	Outstanding at October 24, 2003

Transitional Small Business Format (Check One): YES [  ] NO [X]

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - At September 30, 2003 (Unaudited) and December 31, 2002	2
Condensed Consolidated Statements of Earnings - Three and Nine Months ended September 30, 2003 and 2002 (Unaudited)	3
Condensed Consolidated Statements of Stockholders’ Equity - Nine Months ended September 30, 2003 and 2002 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows - Nine Months ended September 30, 2003 and 2002 (Unaudited)	5-6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7-9
Review By Independent Accountants	10
Independent Accountants’ Report	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19
Item 3. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 6. Exhibits and Reports on Form 8-K	21
SIGNATURES	22

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share information)

	September 30,	December 31,

	2003	2002

	(Unaudited)
Assets
Cash and due from banks	$8,169	16,304
Federal funds sold	4,917	6,148

Total cash and cash equivalents	13,086	22,452
Securities available for sale	37,061	24,390
Securities held to maturity (fair value of $3,234 and $3,524)	3,118	3,411
Loans, net of allowance for losses of $2,017 and $1,987	155,989	153,968
Premises and equipment, net	5,312	4,811
Accrued interest receivable	1,012	1,026
Foreclosed real estate	368	—
Deferred tax asset	467	499
Intangible assets, net	1,209	1,352
Federal Home Loan Bank and Federal Reserve Bank stock	969	728
Other assets	447	804

Total assets	$219,038	213,441

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	48,531	43,345
NOW deposits	52,328	52,677
Money-market deposits	12,938	11,788
Savings deposits	27,655	22,209
Time deposits	57,504	64,155

Total deposits	198,956	194,174
Other borrowings	1,670	2,047
Accrued interest payable	216	402
Accrued liabilities	734	381

Total liabilities	201,576	197,004

Stockholders’ equity:
Preferred stock, nonvoting, $1 par value, 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value, 1,000,000 shares authorized 568,727 and 557,172 shares issued and outstanding	6	6
Additional paid-in capital	9,094	8,645
Retained earnings	8,323	7,606
Accumulated other comprehensive income	39	180

Total stockholders’ equity	17,462	16,437

Total liabilities and stockholders’ equity	$219,038	213,441

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Earnings
($ in thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30

	2003	2002	2003	2002

Interest income:
Loans	$2,360	2,784	7,277	8,191
Securities	272	345	761	1,022
Other	12	26	105	167

Total interest income	2,644	3,155	8,143	9,380

Interest expense:
Deposits	657	839	2,121	2,554
Other borrowings	2	9	6	26

Total interest expense	659	848	2,127	2,580

Net interest income	1,985	2,307	6,016	6,800
Provision for loan losses	10	120	30	310

Net interest income after provision for loan losses	1,975	2,187	5,986	6,490

Noninterest income:
Service charges and fees on deposit accounts	472	385	1,261	1,006
Gain on sale of securities available for sale	—	—	—	12
Other fees for customer service and other income	180	133	598	332

Total noninterest income	652	518	1,859	1,350

Total noninterest expenses:
Compensation and benefits	899	946	2,717	2,772
Occupancy	300	256	874	766
Data processing	263	242	787	712
Telephone postage and transportation	121	135	375	399
Stationary, printing and supplies	28	50	100	157
Amortization of intangibles	58	79	173	236
Other	297	197	873	727

Total noninterest expenses	1,966	1,905	5,899	5,769

Earnings before income taxes	661	800	1,946	2,071
Income taxes	231	284	692	715

Net earnings	$430	516	1,254	1,356

Basic earnings per share	$.76	.90	2.22	2.37

Weighted-average number of common shares outstanding	568,740	571,101	565,561	571,101

Cash dividends per share	—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
($ in thousands)

Nine Months Ended September 30, 2003 and 2002

					Accumulated
					Other
	Common Stock		Additional		Compre-	Total
			Paid-In	Retained	hensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2001	543,889	$5	8,234	6,248	162	14,649

Comprehensive income (unaudited):
Net earnings for the nine months ended September 30, 2002 (unaudited)	—	—	—	1,356	—	1,356
Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	—	33	33

Comprehensive income (unaudited)	—	—	—	—	—	1,389
Common stock dividend (unaudited)	13,283	1	411	(412)	—	—
Cash paid in lieu of fractional shares (unaudited)	—	—	—	(9)	—	(9)

Balance at September 30, 2002 (unaudited)	557,172	$6	8,645	7,183	195	16,029

Balance at December 31, 2002	557,172	$6	8,645	7,606	180	16,437

Comprehensive income (unaudited):
Net earnings for the nine months ended September 30, 2003 (unaudited)	—	—	—	1,254	—	1,254
Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	—	(141)	(141)

Comprehensive income (unaudited)	—	—	—	—	—	1,113
Common stock dividend (unaudited)	13,612	—	527	(527)	—	—
Cash paid in lieu of fractional shares (unaudited)	—	—	—	(10)	—	(10)
Cash paid for stock repurchase	(2,057)	—	(78)	—	—	(78)

Balance at September 30, 2003 (unaudited)	568,727	$6	9,094	8,323	39	17,462

     See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$1,254	1,356
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	30	310
Depreciation and amortization	559	540
Deferred income taxes	118	(356)
Net premium amortization and discount accretion on securities	278	285
Gain on sale of available for sale securities	—	(12)
(Gain) loss on sales of foreclosed real estate	(14)	4
Net writedown of foreclosed real estate	—	38
Decrease (increase) in accrued interest receivable	14	(10)
Decrease (increase) in other assets	357	(138)
Increase (decrease) in accrued liabilities and accrued interest payable	167	(329)

Net cash provided by operating activities	2,763	1,688

Cash flows from investing activities:
Securities available for sale:
Purchases	(39,608)	(29,699)
Proceeds from sale	—	2,012
Proceeds from maturities	25,000	24,560
Principal repayments	1,445	—
Securities held to maturity:
Purchases	(420)	—
Proceeds from maturities	700	300
Net increase in loans	(2,574)	(17,548)
Proceeds from sales of foreclosed real estate	169	82
Net purchases of premises and equipment	(917)	(706)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(241)	(653)

Net cash used in investing activities	(16,446)	(21,652)

Cash flows from financing activities:
Increase in deposits	4,782	14,779
(Decrease) increase in other borrowings	(377)	318
Cash paid for stock repurchase	(78)	—
Cash paid in lieu of fractional shares	(10)	(9)

Net cash provided by financing activities	4,317	15,088

Net decrease in cash and cash equivalents	(9,366)	(4,876)
Cash and cash equivalents, beginning of period	22,452	19,443

Cash and cash equivalents, end of period	$13,086	14,567

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,313	3,072

Cash paid during the period for income taxes	$316	1,360

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Noncash transactions:
Reclassification of loans to foreclosed real estate	$523	215

Reclassification of foreclosed real estate to loans	$—	120

Net change in unrealized gain on securities available for sale, net of tax	$(141)	33

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

General. Big Lake Financial Corporation (the “Holding Company”) is a financial holding company which owns 100% of the outstanding stock of Big Lake National Bank (the “Bank”). The Bank is a nationally-chartered commercial bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank, through eight banking offices, provides a variety of banking services to individuals and businesses located primarily in Okeechobee, Highlands, Glades, Hardee, Hendry and DeSoto Counties, Florida. The Holding Company’s primary business activity is the operation of the Bank. The Company operates in only one reportable industry segment: banking. Collectively the entities are referred to as the “Company.”

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003, the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Reclassification of Accounts. Certain items in the condensed consolidated financial statements for 2002 have been reclassified to conform to the classifications used for the current period.

(2)	Loan Impairment and Losses

Loans identified as impaired (all are collateral dependent) at September 30, 2003 and 2002 and for the three- and nine-month periods then ended are as follows (in thousands):

	At September 30,

	2003	2002

Gross loans with related allowance for losses recorded, at end of period	$34	103
Less: Allowance on these loans	(5)	(15)

Net investment in impaired loans, at end of period	$29	88

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Average investment in impaired loans	$59	106	186	231

Interest income recognized on impaired loans	$14	—	16	—

Interest income received on impaired loans	$14	—	16	—

(continued)

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loan Impairment and Losses, Continued

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Balance at beginning of period	$2,009	1,826	1,987	1,707
Provision for loan losses	10	120	30	310
Loans charged-off, net of recoveries	(2)	(23)	—	(94)

Balance at end of period	$2,017	1,923	2,017	1,923

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,

	2003	2002

Nonaccrual loans	$1,069	903
Past due ninety days or more, but still accruing	—	—

	$1,069	903

(3)	Earnings Per Share

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at September 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

(continued)

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)	Regulatory Matters, Continued

As of September 30, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

			Capitalized Under
	Minimum		For Capital
	Actual	Adequacy Purposes	Action Provisions		To Be Well
					Prompt Corrective
	Amount	%	Amount	%	Amount	%

At September 30, 2003:
Total capital to Risk-Weighted Assets:
Bank	$17,445	13.11%	$10,438	8.00%	$13,048	10.00%
Consolidated	17,180	13.58	10,483	8.00	N/A	N/A
Tier I Capital to Risk-Weighted Assets:
Bank	15,815	11.86	5,219	4.00	7,829	6.00
Consolidated	15,538	12.33	5,240	4.00	N/A	N/A
Tier I Capital to Average Assets:
Bank	15,815	7.07	8,773	4.00	10,967	5.00
Consolidated	15,538	7.36	8,791	4.00	N/A	N/A

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the interim financial data as of September 30, 2003, and for the three- and nine-month periods ended September 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

Big Lake Financial Corporation
Okeechobee, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Big Lake Financial Corporation (the “Company”) as of September 30, 2003, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 24, 2003

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

Liquidity and Capital Resources

During the nine months ended September 30, 2003, the Company’s primary sources of funds consisted of deposit inflows of approximately $4.8 million and the proceeds from maturities and repayments of securities available for sale of $26.4 million. The Company used its capital resources principally to purchase securities available for sale of approximately $39.6 million and to fund existing and continuing loan commitments net of repayments of approximately $2.6 million.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2003, follows (in thousands):

Contract
Amount

Commitments to extend credit	$2,118

Unused lines of credit	$11,390

Standby letters of credit	$113

Management believes the Company has adequate resources to fund all of its commitments and substantially all its existing commitments will be funded in the next twelve months.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 2003. See note 4 to the condensed consolidated financial statements.

Management is not aware of any trends, know demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

Selected Financial Information

The following ratios and rates are presented for the dates and periods indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2003	2002	2002

Average equity as a percentage of average assets	7.72%	7.50%	7.43%
Equity to total assets at end of period	7.97%	7.70%	7.73%
Return on average assets (1)	.76%	.86%	.88%
Return on average equity (1)	9.87%	11.43%	11.84%
Noninterest expenses to average assets (1)	3.58%	3.51%	3.75%
Net recoveries (charge offs) to average loans (1)	—%	(0.07)%	(0.09)%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	.66%	.61%	.44%
Dividend payout ratio	—%	—%	—%

(1) Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$155,741	2,360	6.15%	$150,206	2,784	7.52%
Securities	36,784	272	3.00	32,681	345	4.28
Other interest-earning assets (1)	11,891	12	.41	8,607	26	1.23

Total interest-earning assets	204,416	2,644	5.25	191,494	3,155	6.68

Noninterest-earning assets	17,153			16,721

Total assets	$221,569			$208,215

Interest-bearing liabilities:
Money-market and NOW deposits	64,077	221	1.40	61,999	256	1.68
Savings deposits	26,633	56	.85	19,775	62	1.27
Time deposits	61,845	380	2.49	65,588	521	3.22
Other borrowings	1,396	2	.58	2,738	9	1.33

Total interest-bearing liabilities	153,951	659	1.74	150,100	848	2.29

Noninterest-bearing liabilities	50,306			42,329
Stockholders’ equity	17,312			15,786

Total liabilities and stockholders’ equity	$221,569			$208,215

Net interest income		$1,985			$2,307

Interest-rate spread (2)			3.51%			4.39%

Net interest margin (3)			3.94%			4.89%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.33			1.28

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$155,285	7,277	6.34%	$143,790	8,191	7.70%
Securities	32,271	761	3.19	31,617	1,022	4.37
Other interest-earning assets (1)	12,613	105	1.13	13,290	167	1.70

Total interest-earning assets	200,169	8,143	5.50	188,697	9,380	6.72

Noninterest-earning assets	19,200			16,690

Total assets	$219,369			$205,387

Interest-bearing liabilities:
Money-market and NOW deposits	62,641	670	1.45	57,116	659	1.56
Savings deposits	25,175	198	1.06	18,844	193	1.39
Time deposits	63,656	1,253	2.66	67,857	1,702	3.39
Other borrowings	1,503	6	.54	2,707	26	1.30

Total interest-bearing liabilities	152,975	2,127	1.88	146,524	2,580	2.38

Noninterest-bearing liabilities	49,455			43,593
Stockholders’ equity	16,939			15,270

Total liabilities and stockholders’ equity	$219,369			$205,387

Net interest income		$6,016			$6,800

Interest-rate spread (2)			3.62%			4.34%

Net interest margin (3)			4.06%			4.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.31			1.29

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

General. Net earnings for the three months ended September 30, 2003 were $430,000 or $.76 per basic share compared to a net earnings of $516,000 or $.90 per basic share for the same period in 2002. The decrease in earnings was primarily due to a decrease in net interest income which was partially offset by an increase in noninterest income.

Interest Income and Expense. Interest income decreased to $2.6 million for the three-month period ended September 30, 2003 from $3.2 million for the three months ended September 30, 2002. Interest on loans decreased to $2.4 million for the three months ended September 30, 2003 from $2.8 million for the same period in 2002 due to a decrease in the weighted-average yield earned in 2003 which was partially offset by an increase in the average loan portfolio balance in 2003. Interest on securities decreased to $272,000 for the three-months ended September 30, 2003 compared to $345,000 in 2002 due to a decrease in the average yield earned in 2003, partially offset by an increase in the average portfolio balance in 2003. Interest on other interest-earning assets decreased from $26,000 for the three-months ended September 30, 2002 to $12,000 for the three months ended September 30, 2003.

Interest expense on interest-bearing deposits decreased to $657,000 for the three-months ended September 30, 2003 from $839,000 in 2002. The decline is due to a decrease in the weighted-average rate paid on deposits in 2003 which was only partially offset by an increase in the average interest-bearing deposits in 2003.

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

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $10,000 for the three-month period ended September 30, 2003 compared to $120,000 for the same period in 2002. The decrease in the provision was due to a stable loan portfolio for the three months ended September 30, 2003. While nonperforming loans increased during three months ended September 30, 2003 to $1.1 million compared to $903,000 for 2002, net recoveries (charge-offs) to average loans actually decreased during the three months ended September 30, 2003 to -% from (0.01)% for 2002 due to several factors; early identification of problem credits, thorough workout strategies, the fact that 87.3% of the loan portfolio is secured by real estate, and there were no concentrations in industries that experienced poor performance during the three months ended September 30, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2.0 million at September 30, 2003. While management believes that its allowance for loan losses is adequate as of September 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $652,000 in 2003 from $518,000 for the three- months ended September 30, 2002. The increase was due to a increase in service charges and fees primarily due to the growth in overdraft and check card fees.

Noninterest Expense. Total noninterest expense increased to $2.0 million for the three-months ended September 30, 2003 from $1.9 million for the three-months ended September 30, 2002 due to continued growth of the Company.

Income Taxes. The income taxes for the three-months ended September 30, 2003 was $231,000 (an effective rate of 35.0%) compared to an income tax expense of $284,000 in 2002 (an effective rate of 35.5%).

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

General. Net earnings for the nine-months ended September 30, 2003 were $1.3 million or $2.22 per basic share compared to a net earnings of $1.4 million or $2.37 per basic share for the same period in 2002. The decrease in earnings was primarily due to a decrease in net interest income which was partially offset by an increase in noninterest income.

Interest Income and Expense. Interest income decreased to $8.1 million for the nine-month period ended September 30, 2003 from $9.4 million for the nine months ended September 30, 2002. Interest on loans decreased to $7.3 million for the nine months ended September 30, 2003 from $8.2 million for the same period in 2002 due to a decrease in the weighted-average yield earned which was partially offset by an increase in the average loan portfolio balance in 2003. Interest on securities decreased to $761,000 for the nine-months ended September 30, 2003 compared to $1.0 million in 2002 due to a decrease in the average yield earned in 2003, partially offset by an increase in the average portfolio balance in 2003. Interest on other interest-earning assets decreased from $167,000 for the nine-months ended September 30, 2002 to $105,000 for the nine months ended September 30, 2003 due to a decrease in the average yield earned and a decrease in the average balance in 2003.

Interest expense on interest-bearing deposits decreased to $2.1 million for the nine-months ended September 30, 2003 from $2.6 million in 2002. The decrease is due to a decrease in the weighted-average rate paid on deposits in 2003 which was only partially offset by an increase in the average interest-bearing deposits in 2003.

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

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $30,000 for the nine-month period ended September 30, 2003 compared to $310,000 for the same period in 2002. The decrease in the provision was due to a stable loan portfolio for the nine months ended September 30, 2003. Nonperforming loans increased during the nine months ended September 30, 2003 to $1.1 million compared to $903,000 at September 30, 2002. While nonperforming loans increased during nine months ended September 30, 2003, net recoveries (charge-offs) to average loans actually decreased during the nine months ended September 30, 2003 to -% from (0.09)% for 2002 due to several factors; early identification of problem credits, thorough workout strategies, the fact that 87.3% of the loan portfolio is secured by real estate, and there were no concentrations in industries that experienced poor performance during the nine months ended September 30, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2.0 million at September 30, 2003. While management believes that its allowance for loan losses is adequate as of September 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $1.9 million in 2003 from $1.4 for the nine-months ended September 30, 2002. The increase was due to a increase in service charges and fees primarily due to the growth in overdraft and check card fees.

Noninterest Expense. Total noninterest expense increased to $5.9 million in 2003 compared to $5.8 million for the nine-months ended September 30, 2002 due to continued growth of the Company.

Income Taxes. The income taxes for the nine-months ended September 30, 2003 was $692,000 (an effective rate of 35.6%) compared to an income taxes of $715,000 in 2002 (an effective rate of 34.5%).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of September 30, 2003.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.

3.1 -	Restated Articles of Incorporation of Big Lake Financial Corporation (Incorporated by reference to Exhibit 3.1 to ELF’ Registration Statement No.333-30779 (the “Registration Statement”)

3.2 -	Bylaws of Big Lake Financial Corporation (Incorporated b reference to Exhibit 3.2 to the Registration Statement)

4.1 -	Specimen Stock Certificate of Big Lake Financial Corporation (Incorporated by reference to Exhibit 4.1 to the Registration Statement)

10.2 -	Lease dated December 11, 1989 between AAA Warehouse, Inc and Clewiston National Bank and Amendment thereto date November 28, 1995 (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3 -	Lease dated April 1, 1981 between Earl R. Gamer and Clewiston National Bank and Modification and Lease Extension Agreement thereto dated April 1, 1996 (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4 -	Employment agreement dated July 15, 1998 between Big Lake National Bank, Big Lake Financial Corporation, and Joe G. Mullins (Incorporated by reference to Exhibit to Form 10-KSB for the year ended December 31, 1999)*

10.5 -	Lease dated April 8, 1999 between Phillip Y. Berger and Big Lake National Bank (Incorporated by reference to Exhibit 10.5 to Registration Statement)

10.6 -	Lease dated July 1, 1998 between First Union National Bank and Albritton and See Properties and Modification and Lease Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.6 to Registration Statement)

31.1 -	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2 -	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*     Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no report Form 8-K’s filed during the three months ended September 30, 2003.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LAKE FINANCIAL CORPORATION (Registrant)

Date: November 10, 2003	By:	/s/ Edwin E. Walpole, III

Edwin E. Walpole, III, Chairman of the Board, President and Chief Executive Officer

Date: November 10, 2003	By:	/s/ John A. Zelinske

John A. Zelinske, Senior Vice President and Chief Financial Officer