Form 10KSB
period 2003-12-31
BIG LAKE FINANCIAL CORP
filed 2004-03-03
CIK 789561

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-24117

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

Common Stock, par value $0.01 per share
(Title of Class)

     Check whether the issuer has (I) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

     The issuer’s revenues for our most recent fiscal year were $13,286.

     The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (308,758 shares) on December 31, 2003, was approximately $10,806,530. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $35 per share on September 8, 2003. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

     As of February 3, 2004, there were issued and outstanding 568,740 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report and proxy statement for the annual meeting of stockholders to be held on March 18, 2004 and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III, Items 9 through 14, of this Form 10-KSB.

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

Introduction

     Big Lake Financial Corporation (the “Holding Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Florida. The Holding Company’s principal assets are all of the issued and outstanding shares of capital stock of Big Lake National Bank, a national banking association which is located in Okeechobee, Florida (the “Bank”). Our principal executive offices are located at 1409 South Parrott Avenue, Okeechobee, Florida 34974, and our telephone number is (863) 467-4663.

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

     We offer a wide range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), loans and loans for the purchase of equipment and machinery and small business administration (“SBA”) loans. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, and personal investments. We also originate and hold construction and acquisition loans on residential real estate. At December 31, 2003, non real estate secured commercial and consumer loans accounted for approximately 5.2% and 8.1%, respectively, of our loan portfolio. Loans secured by real estate accounted for the remaining 86.7% of the loan portfolio. All loans are made in compliance with applicable federal and state regulations.

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

Competition

     The banking industry in general, and our market in particular, is characterized by significant competition for both deposits and lending opportunities. In our market area, we compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and various other nonbank competitors. Competition for deposits may have the effect of increasing the rates of interest we will pay on deposits, which would increase our cost of money and possibly reduce our net earnings. Competition for loans may have the effect of lowering the rate of interest we will receive on our loans, which would lower our return on invested assets and possibly reduce our net earnings. Many of our competitors have been in existence for a significantly longer period of time than us, are larger and have greater financial and other resources and lending limits than us, and may offer certain services that we do not provide at this time. However, we feel the market presents an opportunity to provide tailor-made custom banking products and services which cannot be provided by the large institutions which offer many banking products and services on an impersonal basis. With the recent acquisitions by larger institutions, the opportunity has been enhanced as customers are looking for more personalized service. This concept known as “niche” or “boutique” banking will enable us to capture our share of the professional market, entrepreneurs, and small to medium size commercial businesses while continuing to provide exceptional banking services to all customers. Our profitability depends upon our ability to compete in this market area. At the present time, we are unable to predict the extent to which competition may adversely affect our financial condition and operating results.

Lending Activities

     We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in, or conduct a substantial portion of their business in, our market area. Our consolidated total net loans at December 31, 2003 were $162.7 million, or 69.1% of our total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money-market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

     Our loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of our loans are made on a secured basis. As of December 31, 2003, approximately 86.7% of our loan portfolio consisted of loans secured by mortgages on residential and commercial properties.

     Our commercial loan portfolio includes loans to individuals and small-to-medium-sized businesses located primarily in Okeechobee, Highlands, Hardee, DeSoto, Glades, and Hendry counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 5.2% of our total loan portfolio as of December 31, 2003.

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

     For additional information regarding our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk.”

     Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by our loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

     Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. We attempt to minimize credit losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

Deposit Activities

     Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 74% of our consolidated total deposits at December 31, 2003. Approximately 26% of our deposits at December 31, 2003 were certificates of deposit. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 6% of our total deposits at December 31, 2003. The majority of the deposits are generated from Okeechobee, DeSoto, Glades, Hardee, Highlands, and Hendry counties. We do not currently accept brokered deposits. For additional information regarding our deposit accounts, see “Management’s Discussion and Analysis of Financial Condition, Results of Operations — Financial Condition - Asset and Liability Structure.”

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

     With respect to our investment portfolio, our total portfolio may be invested in U.S. Treasury and general obligations of agencies, municipal securities and mutual funds because such securities generally represent a minimal investment risk. Occasionally, we purchase certificates of deposits of national and state banks. These investments may exceed $100,000 in anyone institution (the limit of FDIC insurance for deposit accounts). MBS are backed by U.S. Government agencies and secured by residential mortgage loans and generally have a shorter life than the stated maturity. Federal funds sold is the excess cash we have available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

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

Holding Company Regulations

     We are a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956. We are registered as a bank holding company with the Federal Reserve System and are required to file annual reports and other information regarding our business operations and those of any subsidiary. We are also subject to the supervision of, and to periodic inspections by, the Federal Reserve.

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

     The Bank Holding Company Act and the Federal Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either the Federal Reserve’s approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring control of a bank holding company, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     The Federal Reserve, pursuant to regulation and published policy statements, has maintained that a bank holding company must serve as a source of financial strength to our subsidiary bank. In adhering to the Federal Reserve’s policy, a bank holding company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve policy, it might not be deemed advisable to provide such assistance. Under the Bank Holding Company Act, the Federal Reserve may also require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

     The banking agencies have also adopted “prompt corrective action” provisions which establish among other things, the five following capital standard categories for banks: (i) well-capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. Federal law imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Under the regulation, a bank considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has Tier1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2003, we met the definition of a well-capitalized” institution.

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

Employees

     As of December 31, 2003, we had 104 full-time employees (including executive officers) and 3 part-time employees. The employees are not represented by a collective bargaining unit.

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

			Net Book Value of Land,
	Date	Leased or	Buildings and Equipment
Location	Acquired	Owned	at December 31, 2003

			(In thousands)
Main Office 1409 South Parrott Avenue Okeechobee, Florida 34974	1986	Owned	$948

Branch 199 North US Highway 27 Lake Placid, Florida 33852	1995	Owned	342

Branch 300 South Berner Road Clewiston, Florida 33440	1998	Owned	623

Branch 6th Street and Highway 27 Moore Haven, Florida 33471	1998	Leased(1)	46

Branch 17 North Lee Street LaBelle, Florida 33935	1998	Owned	442

Branch 1601 East Oak Street Arcadia, Florida 34266	1998	Owned	437

Branch 202 North 6th Avenue Wauchula, Florida 33874	1998	Leased(2)	52

Treasure Island Branch 3180 Highway 441 S.E. Okeechobee, Florida 34974	1999	Leased(3)	39

Operations Center 1832 Highway 441 S.E. Okeechobee, Florida 34974	1992	Owned	926

Human Resources and Training Facility 107 S.W. 17th Street, Suite B Okeechobee, Florida 34974	1999	Leased(4)	25

St. Lucie West Loan Processing Office 145 NW Central Park Plaza, Suite 107 Port St. Lucie, Florida 34986	2003	Leased(5)	2

(1)	Lease expires in 2003 and has two renewal options of one year each.

(2)	Lease expires in 2008 and has one renewal option of five years.

(3)	Lease expires in 2004 and has two renewal options of five years each.

(4)	Lease is on a month-to-month basis.

(5)	Lease expires in 2004 and has renewal option of one year.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The above-captioned information appears under “Common Stock Prices” in the Registrant’s 2003 Annual Report to Stockholders and is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2003 Annual Report to Stockholders on pages 2 through 15 and is incorporated herein by reference.

Item 7. Financial Statements

     Our financial statements, together with the report thereon by Hacker, Johnson & Smith PA, appear in the Registrant’s 2003 Annual Report to Stockholders on pages 16 through 38 and are incorporated herein by reference.

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

Item 8A. Controls and Procedures

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

PART III

Item 9. Directors and Executive Officers of the Registrant

     We have a Code of Ethics that applies to our principal executive officer and principal financial officer (who is also our principal accounting officer). You can find our Code of Ethics on our website by going to the following: www.biglakenationalbank.com, and clicking on the link for our Code of Ethics. We will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the National Association of Dealers. You can also obtain a printed copy of the Code of Ethics by contacting us at the following address: 1409 South Parrott Avenue, Okeechobee, Florida 34974, attention: President and Chief Executive Officer, telephone: (863) 467-4663. The first such copy will be provided to you without charge.

     The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2004, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

SECTION 16(a) REPORTING REQUIREMENTS

     Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company, and persons who beneficially own more than 10% of the Company Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on our review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5-Annual Statement of Changes in Beneficial Ownership, the Company believes that, during 2003, all filing requirements applicable to reporting persons were met.

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
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Earnings for the years ended December 31, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1 -	Restated Articles of Incorporation of Big Lake Financial Corporation (Incorporated by reference to Exhibit 3.1 to ELF’ Registration Statement No.333-30779 (the “Registration Statement”)

3.2 -	Bylaws of Big Lake Financial Corporation (Incorporated b reference to Exhibit 3.2 to the Registration Statement)

4.1 -	Specimen Stock Certificate of Big Lake Financial Corporation (Incorporated by reference to Exhibit 4.1 to the Registration Statement)

10.2 -	Lease dated December 11, 1989 between AAA Warehouse, Inc and Clewiston National Bank and Amendment thereto date November 28, 1995 (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3 -	Lease dated April 1, 1981 between Earl R. Gamer and Clewiston National Bank and Modification and Lease Extension Agreement thereto dated April 1, 1996 (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4 -	Employment agreement dated July 15, 1998 between Big Lake National Bank, Big Lake Financial Corporation, and Joe G. Mullins (Incorporated by reference to Exhibit to Form 10-KSB for the year ended December 31, 1999)*

10.5 -	Lease dated April 8, 1999 between Phillip Y. Berger and Big Lake National Bank (Incorporated by reference to Exhibit 10.5 to Registration Statement)

10.6 -	Lease dated July 1, 1998 between First Union National Bank and Albritton and See Properties and Modification and Lease Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.6 to Registration Statement)

13.1 -	Big Lake Financial Corporation 2003 Annual Report

21.1 -	List of Subsidiaries of Big Lake Financial Corporation

32.1 -	CEO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2 -	CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

*     Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K

     There were no Form 8-K’s filed during the quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

     The information contained in the section captioned “Independent Public Accountants” and in the first paragraph under the section “Audit Committee Report” of the Proxy Statement is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Okeechobee, State of Florida, on the 18th day of February, 2004.

BIG LAKE FINANCIAL CORPORATION

/s/ Edwin E. Walpole, III Edwin E. Walpole, III Chairman, President and Chief Executive Officer

/s/ John A. Zelinske John A. Zelinske, Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on February 18, 2004.

Signature	Title

/s/ Edwin E. Walpole, III Edwin E. Walpole, III	Chairman of the Board, President and Chief Executive Officer and Director

/s/ Joe G. Mullins Joe G. Mullins	Executive Vice President and Chief Administrative Officer and Director

/s/ John W. Abney, Sr. John W. Abney, Sr.	Director

/s/ Mary Beth Cooper Mary Beth Cooper	Director

/s/ H. Gilbert Culbreth, Jr. H. Gilbert Culbreth, Jr.	Director

/s/ Bobby H. Tucker Bobby H. Tucker	Director

/s/ John B. Boy, Jr. John B. Boy, Jr.	Director

/s/ Curtis S. Fry Curtis S. Fry	Director

/s/ Robert E. Coker Robert E. Coker	Director

CERTIFICATIONS

I, Edwin E. Walpole, III, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Big Lake Financial Corporation;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies and material weaknesses in the design or operation of the internal controls over financial reporting which are reasonably likely to affect the registrant’s ability to record, process, summarize and report financial data; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2004	By:	/s/ Edwin E. Walpole, III

Edwin E. Walpole, III, Chairman, President
and Chief Executive Officer

I, John A. Zelinske, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Big Lake Financial Corporation;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies and material weaknesses in the design or operation of the internal controls over financial reporting which are reasonably likely to affect the registrant’s ability to record, process, summarize and report financial data; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2004	By:	/s/ John A. Zelinske

John A. Zelinske, Senior Vice President
and Chief Financial Officer