Form 10QSB
period 2004-03-31
BIG LAKE FINANCIAL CORP
filed 2004-05-10
CIK 789561

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

YES ☒ NO ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	582,684 shares

(class)	Outstanding at April 26, 2004

Transitional Small Business Format (Check One): YES ☐ NO ☒

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share information)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$16,967	11,004
Federal funds sold	11,480	19,603

Total cash and cash equivalents	28,447	30,607
Securities available for sale	36,326	29,423
Securities held to maturity (fair value of $4,027 and $3,480)	3,831	3,335
Loans, net of allowance for losses of $2,042 and $2,033	165,682	162,726
Premises and equipment, net	6,200	5,447
Accrued interest receivable	925	855
Foreclosed assets	174	249
Deferred tax asset	509	580
Intangible assets	1,113	1,161
Federal Home Loan Bank and Federal Reserve Bank stock	1,069	969
Other assets	270	262

Total assets	$244,546	235,614

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	63,992	53,641
NOW deposits	63,081	65,242
Money-market deposits	13,993	13,261
Savings deposits	31,179	28,175
Time deposits	52,237	55,064

Total deposits	224,482	215,383
Borrowings	1,095	1,760
Accrued interest payable	169	216
Other liabilities	459	376

Total liabilities	226,205	217,735

Stockholders’ equity:
Preferred stock, nonvoting, $1 par value, 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value, 1,000,000 shares authorized 582,684 and 568,740 shares issued and outstanding	6	6
Additional paid-in capital	9,525	9,094
Retained earnings	8,797	8,784
Accumulated other comprehensive income (loss)	13	(5)

Total stockholders’ equity	18,341	17,879

Total liabilities and stockholders’ equity	$244,546	235,614

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)
($ in thousands, except per share information)

	Three Months Ended
	March 31,
	2004	2003
Interest income:
Loans	$2,370	2,458
Securities	218	249
Other	47	51

Total interest income	2,635	2,758

Interest expense:
Deposits	596	750
Other borrowings	2	2

Total interest expense	598	752

Net interest income	2,037	2,006
Provision for loan losses	30	10

Net interest income after provision for loan losses	2,007	1,996

Noninterest income:
Service charges and fees on deposit accounts	499	383
Gain on sale of securities available for sale	20	—
Loan brokerage fees	13	31
Other fees for customer service and other income	120	150

Total noninterest income	652	564

Total noninterest expenses:
Salaries and employee benefits	942	899
Occupancy	295	277
Data processing	280	255
Telephone, postage and transportation	123	121
Stationary, printing and supplies	30	36
Professional fees	51	78
Advertising	30	27
Amortization of intangibles	48	48
Other	212	200

Total noninterest expenses	2,011	1,941

Earnings before income taxes	648	619
Income taxes	195	226

Net earnings	$453	393

Basic earnings per share	$.78	.67

Weighted-average number of common shares outstanding	582,684	585,054

Cash dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
($ in thousands)

Three Months Ended March 31, 2004 and 2003

					Accumulated
					Other
	Common Stock		Additional Paid-In	Retained	Compre- hensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2002	557,172	$6	8,645	7,606	180	16,437

Comprehensive income (unaudited):
Net earnings for the three months ended March 31, 2003 (unaudited)	—	—	—	393	—	393
Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	—	(63)	(63)

Comprehensive income (unaudited)	—	—	—	—	—	330
Common stock dividend (unaudited)	13,612	—	527	(527)	—	—
Cash paid in lieu of fractional shares (unaudited)	—	—	—	(10)	—	(10)

Balance at March 31, 2003 (unaudited)	570,784	$6	9,172	7,462	117	16,757

Balance at December 31, 2003	568,740	$6	9,094	8,784	(5)	17,879

Comprehensive income (unaudited):
Net earnings for the three months ended March 31, 2004 (unaudited)	—	—	—	453	—	453
Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	—	18	18

Comprehensive income (unaudited)	—	—	—	—	—	471
Common stock dividend (unaudited)	13,944	—	431	(431)	—	—
Cash paid in lieu of fractional shares (unaudited)	—	—	—	(9)	—	(9)

Balance at March 31, 2004 (unaudited)	582,684	$6	9,525	8,797	13	18,341

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$453	393
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	30	10
Depreciation and amortization	198	161
Deferred income taxes	61	86
Net premium amortization and discount accretion on securities	143	61
Gain on sale of securities	(20)	—
Net writedown of foreclosed real estate	(2)	—
Increase (decrease) in accrued interest receivable	(70)	19
(Increase) decrease in other assets	(8)	146
Increase (decrease) in accounts payable and accrued liabilities and accrued interest payable	36	(16)

Net cash provided by operating activities	821	860

Cash flows from investing activities:
Securities available for sale:
Purchases	(16,228)	(13,478)
Proceeds from sale	1,020	11,500
Principal repayments	465	25
Proceeds from maturities	7,750	—
Securities held to maturity-
Purchases	(501)	—
Net increase in loans	(2,909)	(177)
Net purchases of premises and equipment	(903)	(152)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(100)	(241)

Net cash used in investing activities	(11,406)	(2,523)

Cash flows from financing activities:
Increase in deposits	9,099	7,982
Decrease in other borrowings	(665)	(244)
Cash paid in lieu of fractional shares	(9)	(10)

Net cash provided by financing activities	8,425	7,728

Net (decrease) increase in cash and cash equivalents	(2,160)	6,065
Cash and cash equivalents, beginning of period	30,607	22,452

Cash and cash equivalents, end of period	$28,447	28,517

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$645	858

Cash paid during the period for income taxes	$125	—

Noncash transactions:
Transfer of loans to foreclosed real estate	$—	141

Transfer of foreclosed real estate to loans	$77	—

Accumulated other comprehensive income (loss), net change in unrealized gain on securities available for sale, net of tax	$18	(63)

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

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004, the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

   Reclassification of Accounts. Certain items in the condensed consolidated financial statements for 2003 have been reclassified to conform to the classifications used for the current period.

(2)	Loan Impairment and Losses

       Loans identified as impaired (all are collateral dependent) are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Gross loans with related allowance for losses recorded, at end of period	$—	349
Less: Allowance on these loans	—	110

Net investment in impaired loans, at end of period	$—	239

Average investment in impaired loans	$39	363

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

The activity in the allowance for loan losses is as follows (in thousands):

	March 31,
	2004	2003
Balance at beginning of period	$2,033	1,987
Provision for loan losses	30	10
Net (charge-offs) recoveries	(21)	11

Balance at end of period	$2,042	2,008

(continued)

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loan Impairment and Losses, Continued

       Nonaccrual and past due loans were as follows (in thousands):

	At March 31,
	2004	2003
Nonaccrual loans	$711	1,355
Past due ninety days or more, but still accruing	—	—

	$711	1,355

(3)	Earnings Per Share

   Basic and diluted earnings per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. All per share amounts reflect the 2.5% stock dividend declared on February 27, 2004. The Company’s has no common stock equivalents.

(4)	Regulatory Matters

   The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2004 of the regulatory capital requirements for a well capitalized financial institution and the Company’s and the Bank’s actual capital on a percentage basis:

		Regulatory
	Actual	Requirement
Total capital to risk-weighted assets:
Company	13.35%	10.00%
Bank	12.93%	10.00%
Tier I capital to risk-weighted assets:
Company	12.10%	6.00%
Bank	11.68%	6.00%
Tier I capital to total assets - leverage ratio:
Company	7.28%	5.00%
Bank	7.01%	5.00%

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the interim financial data as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

Big Lake Financial Corporation
Okeechobee, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Big Lake Financial Corporation (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 15, 2004

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

Liquidity and Capital Resources

During the three months ended March 31, 2004, the Company’s primary sources of funds consisted of deposit inflows of approximately $9.1 million and the proceeds from sales, maturities and repayments of securities available for sale of $9.2 million. The Company used its capital resources principally to purchase securities available for sale of approximately $16.2 million and to fund existing and continuing loan commitments net of repayments of approximately $2.9 million.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2004, follows (in thousands):

Contract
Amount
Commitments to extend credit	$4,618

Unused lines of credit	$10,881

Standby letters of credit	$113

Management believes the Company has adequate resources to fund all of its commitments and substantially all its existing commitments will be funded in the next twelve months.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2004. See note 4 to the condensed consolidated financial statements.

Management is not aware of any trends, know demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

Selected Financial Information

The following ratios and rates are presented for the dates and periods indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2004	2003	2003
Average equity as a percentage of average assets	7.62%	7.73%	7.65%
Equity to total assets at end of period	7.50%	7.59%	7.59%
Return on average assets (1)	0.76%	0.77%	0.73%
Return on average equity (1)	10.01%	10.01%	9.49%
Noninterest expenses to average assets (1)	3.38%	3.53%	3.59%
Net recoveries (charge offs) to average loans (1)	(.05)%	0.04%	0.03%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	0.36%	0.41%	0.68%
Dividend payout	—%	—%	—%

(1)	Annualized for the three months ended March 31.

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

	Three Months Ended March 31,
	2004			2003
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$164,638	2,370	5.76%	$154,179	2,458	6.38%
Securities	35,939	218	2.43	27,516	249	3.62
Other interest-earning assets (1)	15,802	47	1.19	14,256	51	1.43

Total interest-earning assets	216,379	2,635	4.87	195,951	2,758	5.63

Noninterest-earning assets	21,274			20,553

Total assets	$237,653			$216,504

Interest-bearing liabilities:
Money-market and NOW deposits	74,839	240	1.28	62,018	224	1.44
Savings	29,276	60	.82	23,723	76	1.28
Time deposits	54,123	296	2.19	64,263	450	2.80

Total interest-bearing deposits	158,238	596	1.51	150,004	750	2.00
Other borrowings	1,585	2	.50	1,593	2	0.50

Total interest-bearing liabilities	159,823	598	1.50	151,597	752	1.98

Noninterest-bearing liabilities	59,720			48,341
Stockholders’ equity	18,110			16,566

Total liabilities and stockholders’ equity	$237,653			$216,504

Net interest income		$2,037			$2,006

Interest-rate spread (2)			3.37%			3.65%

Net interest margin (3)			3.77%			4.09%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.35			1.29

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003

     General. Net earnings for the three months ended March 31, 2004 were $453,000 or $.78 per basic and diluted share compared to a net earnings of $393,000 or $.67 per basic share for the same period in 2003. The increase in earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

     Interest Income and Expense. Interest income decreased to $2.6 million for the three-month period ended March 31, 2004 from $2.8 million for the three months ended March 31, 2003. Interest on loans decreased to $2.4 million for the three months ended March 31, 2004 from $2.5 million for the same period in 2003 due to a decrease in the weighted-average yield earned in 2004 which was partially offset by an increase in the average loan portfolio balance in 2004. Interest on securities decreased to $218,000 for the three-months ended March 31, 2004 compared to $249,000 in 2003 due to a decrease in the average yield earned in 2004, partially offset by an increase in the average portfolio balance in 2004. Interest on other interest-earning assets decreased from $51,000 for the three-months ended March 31, 2003 to $47,000 for the three months ended March 31, 2004.

Interest expense on interest-bearing deposits decreased to $596,000 for the three-months ended March 31, 2004 from $750,000 in 2003. The decline is due to a decrease in the weighted-average rate paid on deposits in 2004 which was only partially offset by an increase in the average interest-bearing deposits in 2004.

     Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans, and (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the Loan Officer, Loan Review, Loan Committee or by the Examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 15%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003, Continued

     Provision for Loan Losses, Continued. The provision for loan losses was $30,000 for the three-month period ended March 31, 2004 compared to $10,000 for the same period in 2003. While nonperforming loans decreased during the three months ended March 31, 2004 to $715,000 compared to $1.4 million for 2003, net recoveries (charge-offs) to average loans actually increased during the three months ended March 31, 2004 to (.05)% from         .03% for 2003 due to net charge-offs of $21,000. The charge-offs were the result of several factors; early identification of problem credits, thorough workout strategies, the fact that 86% of the loan portfolio is secured by real estate, and there were no concentrations in industries that experienced poor performance during the three months ended March 31, 2004. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2.0 million at March 31, 2004. While management believes the allowance for loan losses is adequate as of March 31, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

     Noninterest Income. Noninterest income increased to $652,000 in 2004 from $564,000 for the three- months ended March 31, 2003. The increase was due to a increase in service charges and fees primarily due to the growth in overdraft and check card fees.

     Noninterest Expense. Total noninterest expense increased to $2.0 million for the three-months ended March 31, 2004 from $1.9 million for the three-months ended March 31, 2003 due to continued growth of the Company.

     Income Taxes. Income taxes for the three-months ended March 31, 2004 were $195,000 (an effective rate of 30.1%) compared to $226,000 in 2003 (an effective rate of 36.5%). The reduction in the effective tax rate is due to the State of Florida Enterprise Zone Jobs Credits.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of March 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

Submission of Matters to a Vote of Security Holders. An Annual Meeting of Shareholders was held on March 18, 2004. At the meeting, a majority of the shareholders of record voted to elect four directors.

The persons elected as directors of the Company, the term and the voting of such persons were as follows:

	Term	Votes	Votes	Votes
Director	Ending	For	Against	Abstain
John B. Boy, Jr.	2007	567,948	123	669
Gil Culbreth	2007	565,666	412	2,662
Bobby Tucker	2007	565,832	123	2,785
Joe G. Mullins	2005	565,955	123	2,662

The directors, whose terms continued after the meeting were as follows:

Term Expires at the
Director	Annual Meeting
John W. Abney, Sr.	2005
Mary Beth Cooper	2005
Edwin E. Walpole, III	2005
Robert E. Coker	2006
Curtis S. Fry	2006

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.

3.1	-	Restated Articles of Incorporation of Big Lake Financial Corporation (Incorporated by reference to Exhibit 3.1 to ELF’ Registration Statement No.333-30779 (the “Registration Statement”)
3.2	-	Bylaws of Big Lake Financial Corporation (Incorporated b reference to Exhibit 3.2 to the Registration Statement)
4.1	-	Specimen Stock Certificate of Big Lake Financial Corporation (Incorporated by reference to Exhibit 4.1 to the Registration Statement)
10.2	-	Lease dated December 11, 1989 between AAA Warehouse, Inc and Clewiston National Bank and Amendment thereto date November 28, 1995 (Incorporated by reference to Exhibit 10.2 to the Registration Statement)
10.3	-	Lease dated April 1, 1981 between Earl R. Gamer and Clewiston National Bank and Modification and Lease Extension Agreement thereto dated April 1, 1996 (Incorporated by reference to Exhibit 10.3 to the Registration Statement)
10.4	-	Employment agreement dated July 15, 1998 between Big Lake National Bank, Big Lake Financial Corporation, and Joe G. Mullins (Incorporated by reference to Exhibit to Form 10-KSB for the year ended December 31, 1999)*
10.5	-	Lease dated April 8, 1999 between Phillip Y. Berger and Big Lake National Bank (Incorporated by reference to Exhibit 10.5 to Registration Statement)
10.6	-	Lease dated July 1, 1998 between First Union National Bank and Albritton and See Properties and Modification and Lease Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.6 to Registration Statement)
31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	-	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no report Form 8-K’s filed during the three months ended March 31, 2004.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LAKE FINANCIAL CORPORATION (Registrant)

Date: May 10, 2004	By:	/s/ Edwin E. Walpole, III
Edwin E. Walpole, III, Chairman of the Board,
President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ John A. Zelinske
John A. Zelinske, Senior Vice President and
Chief Financial Officer