Form 10QSB
period 2004-06-30
BIG LAKE FINANCIAL CORP
filed 2004-08-10
CIK 789561

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	582,684 shares
(class)	Outstanding at July 13, 2004

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share information)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$14,857	11,004
Federal funds sold	12,807	19,603

Total cash and cash equivalents	27,664	30,607

Securities available for sale	36,190	29,423
Securities held to maturity (fair value of $3,879 and $3,480)	3,826	3,335
Loans, net of allowance for losses of $2,061 and $2,033	171,526	162,726
Premises and equipment, net	7,037	5,447
Accrued interest receivable	985	855
Foreclosed assets	52	249
Deferred tax asset	648	580
Intangible assets	1,066	1,161
Federal Home Loan Bank and Federal Reserve Bank stock	1,069	969
Other assets	396	262

Total assets	$250,459	235,614

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	68,483	53,641
NOW deposits	63,552	65,242
Money-market deposits	14,794	13,261
Savings deposits	31,392	28,175
Time deposits	51,097	55,064

Total deposits	229,318	215,383

Borrowings	1,906	1,760
Accrued interest payable	158	216
Other liabilities	566	376

Total liabilities	231,948	217,735

Stockholders’ equity:
Preferred stock, nonvoting, $1 par value, 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value, 1,000,000 shares authorized 582,684 and 568,740 shares issued and outstanding	6	6
Additional paid-in capital	9,525	9,094
Retained earnings	9,193	8,784
Accumulated other comprehensive income (loss)	(213)	(5)

Total stockholders’ equity	18,511	17,879

Total liabilities and stockholders’ equity	$250,459	235,614

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

($ in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$2,413	2,459	4,783	4,917
Securities	240	240	458	489
Other	42	42	89	93

Total interest income	2,695	2,741	5,330	5,499

Interest expense:
Deposits	579	714	1,175	1,464
Other borrowings	2	2	4	4

Total interest expense	581	716	1,179	1,468

Net interest income	2,114	2,025	4,151	4,031

Provision for loan losses	75	10	105	20

Net interest income after provision for loan losses	2,039	2,015	4,046	4,011

Noninterest income:
Service charges and fees on deposit accounts	381	406	880	789
Gain on sale of securities available for sale	14	—	34	—
Loan brokerage fees	27	36	40	67
Other fees for customer service and other income	192	201	312	351

Total noninterest income	614	643	1,266	1,207

Total noninterest expenses:
Compensation and benefits	932	919	1,874	1,818
Occupancy	304	297	599	574
Data processing	281	269	561	524
Telephone postage and transportation	128	133	251	254
Professional fees	63	34	114	112
Stationary, printing and supplies	49	36	79	72
Advertising	37	38	67	65
Amortization of intangibles	57	57	115	115
Other	234	210	436	399

Total noninterest expenses	2,085	1,993	4,096	3,933

Earnings before income taxes	568	665	1,216	1,285

Income taxes	172	235	367	461

Net earnings	$396	430	849	824

Basic earnings per share	$.68	.73	1.46	1.41

Weighted-average number of common shares outstanding	582,684	585,053	583,037	585,053

Cash dividends per share	—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands)

Six Months Ended June 30, 2004 and 2003

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	557,172	$6	8,645	7,606	180	16,437

Comprehensive income (unaudited):
Net earnings for the six months ended June 30, 2003 (unaudited)	—	—	—	824	—	824
Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	—	(89)	(89)

Comprehensive income (unaudited)	—	—	—	—	—	735
Common stock dividend (unaudited)	13,612	—	527	(527)	—	—
Cash paid in lieu of fractional shares (unaudited)	—	—	—	(10)	—	(10)

Balance at June 30, 2003 (unaudited)	570,784	$6	9,172	7,893	91	17,162

Balance at December 31, 2003	568,740	$6	9,094	8,784	(5)	17,879

Comprehensive income (unaudited):
Net earnings for the six months ended June 30, 2004 (unaudited)	—	—	—	849	—	849
Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	—	(208)	(208)

Comprehensive income (unaudited)	—	—	—	—	—	641
Common stock dividend (unaudited)	13,944	—	431	(431)	—	—
Cash paid in lieu of fractional shares (unaudited)	—	—	—	(9)	—	(9)

Balance at June 30, 2004 (unaudited)	582,684	$6	9,525	9,193	(213)	18,511

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$849	824
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	105	20
Depreciation and amortization	383	276
Deferred income taxes	58	86
Net premium amortization and discount accretion on securities	255	153
Gain on sale of available for sale securities	(34)	—
Loss on sale of foreclosed real estate	3	—
(Increase) decrease in accrued interest receivable	(130)	92
(Increase) decrease in other assets	(134)	521
Increase in accounts payable and accrued liabilities and accrued interest payable	132	118

Net cash provided by operating activities	1,487	2,090

Cash flows from investing activities:
Securities available for sale:
Purchases	(25,662)	(25,086)
Proceeds from sale	2,035	—
Proceeds from maturities	15,000	19,500
Principal repayments	1,315	594
Securities held to maturity:
Purchases	(501)	(264)
Proceeds from maturities	—	250
Net increase in loans	(8,828)	(3,251)
Proceeds from sale of foreclosed real estate	117	—
Net purchases of premises and equipment	(1,878)	(759)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(100)	(241)

Net cash used in investing activities	(18,502)	(9,257)

Cash flows from financing activities:
Increase in deposits	13,935	6,713
Increase (decrease) in other borrowings	146	(408)
Cash paid in lieu of fractional shares	(9)	(10)

Net cash provided by financing activities	14,072	6,295

Net decrease in cash and cash equivalents	(2,943)	(872)

Cash and cash equivalents, beginning of period	30,607	22,452

Cash and cash equivalents, end of period	$27,664	21,580

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,237	1,592

Cash paid during the period for income taxes	$483	81

Noncash transactions:
Transfer of loans to foreclosed real estate	$—	296

Transfer of foreclosed real estate to loans	$77	—

Net change in unrealized gain (loss) on securities available for sale, net of tax	$(208)	(89)

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

General. Big Lake Financial Corporation (the “Holding Company”) is a financial holding company which owns 100% of the outstanding stock of Big Lake National Bank (the “Bank”). The Bank is a nationally-chartered commercial bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank, through nine banking offices, provides a variety of banking services to individuals and businesses located primarily in Okeechobee, Highlands, Glades, Hardee, Hendry and DeSoto Counties, Florida. The Holding Company’s primary business activity is the operation of the Bank. The Company operates in only one reportable industry segment: banking. Collectively the entities are referred to as the “Company.”

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, the results of operations for the three-month and six-month periods then ended and cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations and other data for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Reclassification of Accounts. Certain items in the condensed consolidated financial statements for 2003 have been reclassified to conform to the classifications used for the current period.

(2) Loan Impairment and Losses

Loans identified as impaired (all are collateral dependent) at June 30, 2004 and 2003 and for the three- and six-month periods then ended are as follows (in thousands):

	At June 30,
	2004	2003
Gross loans with related allowance for losses recorded, at end of period	$14	83
Less: Allowance on these loans	2	12

Net investment in impaired loans, at end of period	$12	71

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average investment in impaired loans	$20	257	30	262

Interest income recognized on impaired loans	$1	2	1	2

Interest income received on impaired loans	$1	2	1	2

(continued)

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loan Impairment and Losses, Continued

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$2,042	2,008	2,033	1,987
Provision for loan losses	75	10	105	20
Loans charged-off, net of recoveries	(56)	(9)	(77)	2

Balance at end of period	$2,061	2,009	2,061	2,009

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2004	2003
Nonaccrual loans	$535	643
Past due ninety days or more, but still accruing	—	—

	$535	643

(3) Earnings Per Share

Basic and diluted earnings per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. All per share amounts reflect the 2.5% stock dividend declared on February 27, 2004. The Company’s has no common stock equivalents.

(4) Regulatory Matters

The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2004 of the regulatory capital requirements for a well capitalized financial institution and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets:
Company	13.26%	10.00%
Bank	12.86%	10.00%
Tier I capital to risk-weighted assets:
Company	12.01%	6.00%
Bank	11.60%	6.00%
Tier I capital to total assets - leverage ratio:
Company	7.19%	5.00%
Bank	6.92%	5.00%

(continued)

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of June 30, 2004, and for the three- and six-month periods ended June 30, 2004 and 2003 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Big Lake Financial Corporation

Okeechobee, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Big Lake Financial Corporation (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2004 and 2003 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim condensed financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 20, 2004

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

General

Big Lake Financial Corporation (the “Holding Company”) is a financial holding company which owns 100% of the outstanding stock of Big Lake National Bank (the “Bank”). The Bank is a nationally chartered commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank, through nine banking offices, provides a variety of banking services to individuals and businesses located primarily in Okeechobee, Highlands, Glades, Hardee, Hendry and DeSoto Counties, Florida. The Holding Company’s primary business activity is the operation of the Bank. The Company operates in only one reportable industry segment: banking. Collectively the entities are referred to as the “Company.” In order to better serve our customers in the Okeechobee market, the Bank opened a new full service banking office during the second quarter, 2004. Also, the bank is scheduled to open a full service banking office in St. Lucie County. This new branch is being opened in one of the fastest growing markets in Florida. Accordingly, these new branches will negatively impact earnings for several quarters until they become profitable.

Liquidity and Capital Resources

During the six months ended June 30, 2004, the Company’s primary sources of funds consisted of deposit inflows of approximately $13.9 million and the proceeds from sales, maturities and repayments of securities available for sale of $18.4 million. The Company used its capital resources principally to purchase securities available for sale of approximately $25.6 million, fund existing and continuing loan commitments net of repayments of approximately $8.8 million and build two new full service banking offices for approximately $1.9 million.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$—

Unused lines of credit including unfunded loans	$20,172

Standby letters of credit	$38

Management believes the Company has adequate resources to fund all of its commitments and substantially all its existing commitments will be funded in the next twelve months.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 2004. See note 4 to the condensed consolidated financial statements.

Management is not aware of any trends, know demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

Selected Financial Information

The following ratios and rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003	Six Months Ended June 30, 2003
Average equity as a percentage of average assets	7.57%	7.73%	7.69%
Equity to total assets at end of period	7.39%	7.59%	7.78%
Return on average assets (1)	0.70%	0.77%	0.76%
Return on average equity (1)	9.30%	10.01%	9.87%
Noninterest expenses to average assets (1)	3.40%	3.53%	3.61%
Net recoveries (charge offs) to average loans (1)	(.09)%	0.04%	0.00%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	.23%	0.41%	0.49%
Dividend payout	—%	—%	—%

(1)	Annualized for the six months ended June 30.

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

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$168,513	2,413	5.76%	$155,919	2,459	6.33%
Securities	39,321	240	2.45	30,885	240	3.12
Other interest-earning assets (1)	15,857	42	1.07	13,328	42	1.26

Total interest-earning assets	223,691	2,695	4.82	200,132	2,741	5.48

Noninterest-earning assets	22,723			20,407

Total assets	$246,414			$220,539

Interest-bearing liabilities:
Money-market and NOW deposits	75,520	236	1.26	61,631	225	1.46
Savings deposits	31,565	65	0.83	25,140	66	1.05
Time deposits	51,870	278	2.15	64,886	423	2.61

Total interest-bearing deposits	158,955	579	1.46	151,657	714	1.88

Other borrowings	1,661	2	0.37	1,522	2	0.53

Total interest-bearing liabilities	160,616	581	1.45	153,179	716	1.87

Noninterest-bearing liabilities	67,603			50,400
Stockholders’ equity	18,195			16,960

Total liabilities and stockholders’ equity	$246,414			$220,539

Net interest income		$2,114			$2,025

Interest-rate spread (2)			3.37%			3.61%

Net interest margin (3)			3.80%			4.06%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.39			1.31

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$166,575	4,783	5.77%	$155,054	4,917	6.39%
Securities	37,630	458	2.45	29,210	489	3.38
Other interest-earning assets (1)	15,831	89	1.13	13,830	93	1.36

Total interest-earning assets	220,036	5,330	4.87	198,094	5,499	5.60

Noninterest-earning assets	22,022			20,161

Total assets	$242,058			$218,255

Interest-bearing liabilities:
Money-market and NOW deposits	75,182	475	1.27	61,873	449	1.46
Savings deposits	30,420	126	0.83	24,435	142	1.17
Time deposits	52,996	574	2.18	64,576	873	2.73

Total interest-bearing deposits	158,598	1,175	1.49	150,884	1,464	1.96

Other borrowings	1,623	4	0.50	1,557	4	0.52

Total interest-bearing liabilities	160,221	1,179	1.48	152,441	1,468	1.95

Noninterest-bearing liabilities	63,593			49,031
Stockholders’ equity	18,244			16,783

Total liabilities and stockholders’ equity	$242,058			$218,255

Net interest income		$4,151			$4,031

Interest-rate spread (2)			3.39%			3.66%

Net interest margin (3)			3.79%			4.09%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.37			1.30

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

General. Net earnings for the three months ended June 30, 2004 were $396,000 or $.68 per basic share compared to a net earnings of $430,000 or $.73 per basic share for the same period in 2003. The decrease in earnings was primarily due to a decrease in noninterest income and an increase in the provision for loan losses.

Interest Income and Expense. Interest income remained flat at $2.7 million for the three-month period ended June 30, 2004 and for the three months ended June 30, 2003. Interest on loans remained flat at $2.4 million and $2.5 million for the three months ended June 30, 2004 and 2003, respectively. However, a decrease in the weighted-average yield earned in 2004 to 5.76% from 6.33% in 2003 which was offset by an increase in the average loan portfolio balance in 2004 to $ 168.5 million from $155.9 million in 2003. Interest on securities remained constant at $240,000 for the three-months ended June 30, 2004 and 2003 while the average portfolio balance increased in 2004 to $39.3 million from $30.9 million in 2003 offset by a decrease in the average yield earned in 2004 to 2.45% from 3.12% in 2003. Interest on other interest-earning assets remained constant at $42,000 for the three-months ended June 30, 2004 and 2003.

Interest expense on interest-bearing deposits decreased to $579,000 for the three-months ended June 30, 2004 from $714,000 in 2003. The decline is due to a decrease in the weighted-average rate paid on deposits in 2004 to 1.46% from 1.88% in 2003 which was only partially offset by an increase in the average interest-bearing deposits in 2004 to $159.0 million from $151.7 million in 2003.

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

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $75,000 for the three-month period ended June 30, 2004 compared to $10,000 for the same period in 2003. The increase in the provision was due to an increasing loan portfolio and higher net charge-offs for the three months ended June 30, 2004. Furthermore, nonperforming assets decreased during three months ended June 30, 2004 to $587,000 compared to $774,000 for 2003 due to several factors; early identification of problem credits, thorough workout strategies, the fact that 87.9% of the loan portfolio is secured by real estate, and there were no concentrations in industries that experienced poor performance during the three months ended June 30, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,061,000 at June 30, 2004. While management believes that its allowance for loan losses is adequate as of June 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $614,000 in 2004 from $643,000 for the three- months ended June 30, 2003. The decrease was due to gains realized in 2003 on repossessed property.

Noninterest Expense. Total noninterest expense increased to $2.1 million for the three-months ended June 30, 2004 from $2.0 million for the three-months ended June 30, 2003. The increase was primarily due to operating costs associated with two new branches opening in 2004.

Income Taxes. Income taxes for the three-months ended June 30, 2004 were $172,000 (an effective rate of 30.3%) compared to an income tax expense of $235,000 in 2003 (an effective rate of 35.3%). The decline in the tax rate was due to enterprise zone credits the Company realized from the State of Florida.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

General. Net earnings for the six-months ended June 30, 2004 were $849,000 or $1.46 per basic share compared to a net earnings of $824,000 or $1.41 per basic share for the same period in 2003. The increase in earnings was primarily due to a decrease in income taxes.

Interest Income and Expense. Interest income decreased to $5.3 million for the six-month period ended June 30, 2004 from $5.5 million for the six months ended June 30, 2003. Interest on loans decreased to $4.8 million for the six months ended June 30, 2004 from $4.9 million for the same period in 2003 due to a decrease in the weighted-average yield earned in 2004 to 5.77% from 6.39% in 2003 which was partially offset by an increase in the average loan portfolio balance in 2004 to $166.6 million from $155.1 million in 2003. Interest on securities decreased to $458,000 for the six-months ended June 30, 2004 compared to $489,000 in 2003 due to a decrease in the average yield earned in 2004 to 2.45% from 3.38% in 2003 partially offset by an increase in the average portfolio balance in 2004 to $37.6 million from $29.2 million in 2003. Interest on other interest-earning assets decreased from $93,000 for the six-months ended June 30, 2003 to $89,000 for the six months ended June 30, 2004 due to a decrease in the average yield earned partially offset by an increase in the average balance in 2004.

Interest expense on interest-bearing deposits decreased to $1.2 million for the six-months ended June 30, 2004 from $1.5 million in 2003. The decrease is due to a decrease in the weighted-average rate paid on deposits in 2004 to 1.49% from 1.96% in 2003 which was only partially offset by an increase in the average interest-bearing deposits in 2004 to $158.6 million from $150.9 million in 2003.

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

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $105,000 for the six-month period ended June 30, 2004 compared to $20,000 for the same period in 2003. The increase in the provision was due to a growing loan portfolio for the six months ended June 30, 2004 and increased net charge-offs. Net recoveries (charge-offs) to average loans increased during the six months ended June 30, 2004 to 0.09% from 0.00% for 2003. However, nonperforming assets decreased during the six months ended June 30, 2004 to $587,000 compared to $774,000 for the six months ended June 30, 2003, due to several factors; early identification of problem credits, thorough workout strategies, the fact that 87.9% of the loan portfolio is secured by real estate, and there were no concentrations in industries that experienced poor performance during the six months ended June 30, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,061,000 at June 30, 2004. While management believes that its allowance for loan losses is adequate as of June 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $1.3 million in 2004 from $1.2 million for the six-months ended June 30, 2003. The increase was due to an increase in service charges and fees primarily due to the growth in overdraft and check card fees.

Noninterest Expense. Total noninterest expense increased to $4.1 million for the six-months ended June 30, 2004 compared to $4.0 million for the period ended June 30, 2003.

Income Taxes. The income taxes for the six-months ended June 30, 2004 was $367,000 (an effective rate of 30.2%) compared to an income taxes of $461,000 in 2003 (an effective rate of 35.9%).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of June 30, 2004.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.
3.1 -	Restated Articles of Incorporation of Big Lake Financial Corporation (Incorporated by reference to Exhibit 3.1 to ELF’ Registration Statement No.333-30779 (the “Registration Statement”)

3.2 -	Bylaws of Big Lake Financial Corporation (Incorporated b reference to Exhibit 3.2 to the Registration Statement)

4.1 -	Specimen Stock Certificate of Big Lake Financial Corporation (Incorporated by reference to Exhibit 4.1 to the Registration Statement)

10.2 -	Lease dated December 11, 1989 between AAA Warehouse, Inc and Clewiston National Bank and Amendment thereto date November 28, 1995 (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3 -	Lease dated April 1, 1981 between Earl R. Gamer and Clewiston National Bank and Modification and Lease Extension Agreement thereto dated April 1, 1996 (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4 -	Employment agreement dated July 15, 1998 between Big Lake National Bank, Big Lake Financial Corporation, and Joe G. Mullins (Incorporated by reference to Exhibit to Form 10-KSB for the year ended December 31, 1999)*

10.5 -	Lease dated April 8, 1999 between Phillip Y. Berger and Big Lake National Bank (Incorporated by reference to Exhibit 10.5 to Registration Statement)

10.6 -	Lease dated July 1, 1998 between First Union National Bank and Albritton and See Properties and Modification and Lease Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.6 to Registration Statement)

31.1 -	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2 -	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no report Form 8-K’s filed during the three months ended June 30, 2004.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LAKE FINANCIAL CORPORATION
(Registrant)

Date: August 10, 2004	By:	/s/ Edwin E. Walpole, III
Edwin E. Walpole, III, Chairman of the Board, President and Chief Executive Officer

Date: August 10, 2004	By:	/s/ John A. Zelinske
John A. Zelinske, Senior Vice President and Chief Financial Officer