Form 10QSB
period 2004-09-30
BIG LAKE FINANCIAL CORP
filed 2004-11-12
CIK 789561

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	582,684 shares
(class)	Outstanding at October 22, 2004

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share information)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$14,171	11,004
Federal funds sold	11,956	19,603

Total cash and cash equivalents	26,127	30,607

Securities available for sale	43,729	29,423
Securities held to maturity (fair value of $3,997 and $3,480)	3,820	3,335
Loans, net of allowance for losses of $2,148 and $2,033	173,470	162,726
Premises and equipment, net	7,140	5,447
Accrued interest receivable	935	855
Foreclosed assets	100	249
Deferred tax asset	574	580
Intangible assets	1,018	1,161
Federal Home Loan Bank and Federal Reserve Bank stock	1,069	969
Other assets	262	262

Total assets	$258,244	235,614

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	71,194	53,641
NOW deposits	48,129	65,242
Money-market deposits	21,770	13,261
Savings deposits	35,046	28,175
Time deposits	59,662	55,064

Total deposits	235,801	215,383

Borrowings	2,398	1,760
Accrued interest payable	175	216
Other liabilities	763	376

Total liabilities	239,137	217,735

Stockholders’ equity:
Preferred stock, nonvoting, $1 par value, 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value, 1,000,000 shares authorized 582,684 and 568,740 shares issued and outstanding	6	6
Additional paid-in capital	9,525	9,094
Retained earnings	9,658	8,784
Accumulated other comprehensive income (loss)	(82)	(5)

Total stockholders’ equity	19,107	17,879

Total liabilities and stockholders’ equity	$258,244	235,614

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

($ in thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2004	2003	2004	2003
Interest income:
Loans	$2,536	2,360	7,319	7,277
Securities	288	272	746	761
Other	64	12	153	105

Total interest income	2,888	2,644	8,218	8,143

Interest expense:
Deposits	659	657	1,834	2,121
Other borrowings	5	2	9	6

Total interest expense	664	659	1,843	2,127

Net interest income	2,224	1,985	6,375	6,016

Provision for loan losses	85	10	190	30

Net interest income after provision for loan losses	2,139	1,975	6,185	5,986

Noninterest income:
Service charges and fees on deposit accounts	432	472	1,312	1,261
Gain on sale of securities available for sale	—	—	34	—
Other fees for customer service and other income	189	180	541	598

Total noninterest income	621	652	1,887	1,859

Total noninterest expenses:
Compensation and benefits	970	899	2,844	2,717
Occupancy	329	300	928	874
Data processing	263	263	824	787
Telephone postage and transportation	144	121	395	375
Stationary, printing and supplies	23	28	102	100
Amortization of intangibles	58	58	173	173
Other	304	297	921	873

Total noninterest expenses	2,091	1,966	6,187	5,899

Earnings before income taxes	669	661	1,885	1,946

Income taxes	204	231	571	692

Net earnings	$465	430	1,314	1,254

Basic earnings per share	$.80	.74	2.26	2.15

Weighted-average number of common shares outstanding	582,684	582,969	582,684	584,409

Cash dividends per share	—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands)

Nine Months Ended September 30, 2004 and 2003

				Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital
	Shares	Amount
Balance at December 31, 2002	557,172	$6	8,645	7,606	180	16,437

Comprehensive income (unaudited):

Net earnings for the nine months ended September 30, 2003 (unaudited)	—	—	—	1,254	—	1,254

Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	—	(141)	(141)

Comprehensive income (unaudited)	—	—	—	—	—	1,113

Common stock dividend (unaudited)	13,612	—	527	(527)	—	—

Cash paid in lieu of fractional shares (unaudited)	—	—	—	(10)	—	(10)

Cash paid for stock repurchase (unaudited)	(2,057)	—	(78)	—	—	(78)

Balance at September 30, 2003 (unaudited)	568,727	$6	9,094	8,323	39	17,462

Balance at December 31, 2003	568,740	$6	9,094	8,784	(5)	17,879

Comprehensive income (unaudited):

Net earnings for the nine months ended September 30, 2004 (unaudited)	—	—	—	1,314	—	1,314

Net change in unrealized loss on securities available for sale, net of tax (unaudited)	—	—	—	—	(77)	(77)

Comprehensive income (unaudited)	—	—	—	—	—	1,237

Common stock dividend (unaudited)	13,944	—	431	(431)	—	—

Cash paid in lieu of fractional shares (unaudited)	—	—	—	(9)	—	(9)

Balance at September 30, 2004 (unaudited)	582,684	$6	9,525	9,658	(82)	19,107

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,314	1,254
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	190	30
Depreciation and amortization	581	559
Deferred income taxes	54	118
Net premium amortization and discount accretion on securities	357	278
Gain on sale of available for sale securities	(34)	—
Gain on sales of foreclosed real estate	(3)	(14)
(Increase) decrease in accrued interest receivable	(80)	14
Decrease in other assets	—	357
Increase in accrued liabilities and accrued interest payable	346	167

Net cash provided by operating activities	2,725	2,763

Cash flows from investing activities:
Securities available for sale:
Purchases	(39,363)	(39,608)
Proceeds from sale	2,035	—
Proceeds from maturities	20,525	25,000
Principal repayments	2,065	1,445
Securities held to maturity:
Purchases	(501)	(420)
Proceeds from maturities	—	700
Net increase in loans	(10,957)	(2,574)
Proceeds from sales of foreclosed real estate	175	169
Net purchases of premises and equipment	(2,131)	(917)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(100)	(241)

Net cash used in investing activities	(28,252)	(16,446)

Cash flows from financing activities:
Increase in deposits	20,418	4,782
Increase (decrease) in other borrowings	638	(377)
Cash paid for stock repurchase	—	(78)
Cash paid in lieu of fractional shares	(9)	(10)

Net cash provided by financing activities	21,047	4,317

Net decrease in cash and cash equivalents	(4,480)	(9,366)

Cash and cash equivalents, beginning of period	30,607	22,452

Cash and cash equivalents, end of period	$26,127	13,086

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,884	2,313

Cash paid during the period for income taxes	$483	316

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Noncash transactions:
Transfer of loans to foreclosed real estate	$100	523

Transfer of foreclosed real estate to loans	$77	—

Net change in unrealized gain on securities available for sale, net of tax	$(77)	(141)

See Accompanying Notes to Condensed Consolidated Financial Statements.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

General. Big Lake Financial Corporation (the “Holding Company”) is a financial holding company, which owns 100% of the outstanding stock of Big Lake National Bank (the “Bank”) collectively the entities are referred to as the “Company.”. The Bank is a nationally-chartered commercial bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank, through ten banking offices, provides a variety of banking services to individuals and businesses located primarily in Okeechobee, Highlands, Glades, Hardee, Hendry, DeSoto and St. Lucie Counties, Florida. The Holding Company’s primary business activity is the operation of the Bank. The Company operates in only one reportable industry segment: banking.

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004, the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Reclassification of Accounts. Certain items in the condensed consolidated financial statements for 2003 have been reclassified to conform to the classifications used for the current period.

(2) Loan Impairment and Losses

Loans identified as impaired (all are collateral dependent) at September 30, 2004 and 2003 and for the three- and nine-month periods then ended are as follows (in thousands):

	At September 30,
	2004	2003
Gross loans with related allowance for losses recorded, at end of period	$29	34
Less: Allowance on these loans	(4)	(5)

Net investment in impaired loans, at end of period	$25	29

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average investment in impaired loans	$19	59	33	186

Interest income recognized on impaired loans	$—	14	1	16

Interest income received on impaired loans	$—	14	1	16

(continued)

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loan Impairment and Losses, Continued

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$2,061	2,009	2,033	1,987
Provision for loan losses	85	10	190	30
Loans charged-off, net of recoveries	2	(2)	(75)	—

Balance at end of period	$2,148	2,017	2,148	2,017

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2004	2003
Nonaccrual loans	$568	1,069
Past due ninety days or more, but still accruing	—	—

	$568	1,069

(3) Earnings Per Share

Basic and diluted earnings per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. All per share amounts reflect the 2.5% stock dividend declared on February 27, 2004. The Company’s has no common stock equivalents.

(4) Regulatory Matters

The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2004 of the regulatory capital requirements for a well capitalized financial institution and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets:
Company	13.41%	10.00%
Bank	13.01%	10.00%
Tier I capital to risk-weighted assets:
Company	12.16%	6.00%
Bank	11.76%	6.00%
Tier I capital to total assets - leverage ratio:
Company	7.07%	5.00%
Bank	6.83%	5.00%

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of September 30, 2004, and for the three- and nine-month periods ended September 30, 2004 and 2003 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Big Lake Financial Corporation

Okeechobee, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Big Lake Financial Corporation (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2004 and 2003 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 2, 2004

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

General

Big Lake Financial Corporation (the “Holding Company”) is a financial holding company, which owns 100% of the outstanding stock of Big Lake National Bank (the “Bank”) collectively the entities are referred to as the “Company.” The Bank is a nationally chartered commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank, through ten banking offices, provides a variety of banking services to individuals and businesses located primarily in Okeechobee, Highlands, Glades, Hardee, Hendry, DeSoto and St. Lucie Counties, Florida. The Holding Company’s primary business activity is the operation of the Bank. The Company operates in only one reportable industry segment: banking. In order to better serve our customers in the Okeechobee market, the Bank opened a new full service banking office during the second quarter, 2004. Also, during the third quarter, 2004, the bank opened a full service banking office in St. Lucie County. This new branch was opened in one of the fastest growing markets in Florida. Accordingly, these new branches will negatively impact earnings for several quarters until they become profitable. Consequently, with the addition of the new banking office in Okeechobee, management decided to close its Treasure Island banking office in the fourth quarter of 2004. This office will be utilized for administrative offices.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, the Company’s primary sources of funds consisted of deposit inflows of approximately $20.4 million and the proceeds from sales, maturities and repayments of securities available for sale of $24.6 million. The Company used its capital resources principally to purchase securities available for sale of approximately $39.4 million, fund existing and continuing loan commitments net of repayments of approximately $10.8 million and build two new full service banking offices for approximately $2.1 million.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$9,775

Unused lines of credit including unfunded loans	$21,146

Standby letters of credit	$38

Management believes the Company has adequate resources to fund all of its commitments and substantially all its existing commitments will be funded in the next twelve months.

Management believes the Bank was in compliance with all minimum capital requirements, which it was subject to at September 30, 2004. See note 4 to the condensed consolidated financial statements.

Management is not aware of any trends, know demands, commitments or uncertainties that are expected to have a material impact on future operating results, liquidity or capital resources.

Selected Financial Information

The following ratios and rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003	Nine Months Ended September 30, 2003
Average equity as a percentage of average assets	7.47%	7.73%	7.72%
Equity to total assets at end of period	7.40%	7.59%	7.97%
Return on average assets (1)	0.71%	0.77%	0.76%
Return on average equity (1)	9.51%	10.01%	9.87%
Noninterest expenses to average assets (1)	3.33%	3.53%	3.58%
Net recoveries (charge offs) to average loans (1)	0.06%	0.04%	—%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	0.27%	0.41%	0.66%
Dividend payout ratio	—%	—%	—%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$171,919	2,536	5.90%	$155,741	2,360	6.15%
Securities	46,416	288	2.48	36,784	272	3.00
Other interest-earning assets (1)	16,377	64	1.56	11,891	12	0.41

Total interest-earning assets	234,712	2,888	4.92	204,416	2,644	5.25

Noninterest-earning assets	22,302			17,153

Total assets	$257,014			$221,569

Interest-bearing liabilities:
Money-market and NOW deposits	75,406	227	1.20	64,077	221	1.40
Savings deposits	32,174	67	0.83	26,633	56	0.85
Time deposits	59,449	365	2.46	61,845	380	2.49

Total interest-bearing deposits	167,029	659	1.57	152,555	657	1.71

Other borrowings	2,216	5	0.87	1,396	2	0.58

Total interest-bearing liabilities	169,245	664	1.57	153,951	659	1.74

Noninterest-bearing liabilities	68,997			50,306
Stockholders’ equity	18,772			17,312

Total liabilities and stockholders’ equity	$257,014			$221,569

Net interest income		$2,224			$1,985

Interest-rate spread (2)			3.35%			3.51%

Net interest margin (3)			3.79%			3.94%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.39			1.33

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$168,369	7,319	5.81%	$155,285	7,277	6.34%
Securities	40,580	746	2.46	32,271	761	3.19
Other interest-earning assets (1)	16,013	153	1.28	12,613	105	1.13

Total interest-earning assets	224,962	8,218	4.88	200,169	8,143	5.50

Noninterest-earning assets	22,142			19,200

Total assets	$247,104			$219,369

Interest-bearing liabilities:
Money-market and NOW deposits	75,257	703	1.25	62,641	670	1.45
Savings deposits	31,009	193	0.83	25,175	198	1.06
Time deposits	55,162	938	2.27	63,656	1,253	2.66

Total interest-bearing deposits	161,428	1,834	1.52	151,472	2,121	1.87

Other borrowings	1,822	9	0.66	1,503	6	0.54

Total interest-bearing liabilities	163,250	1,843	1.51	152,975	2,127	1.88

Noninterest-bearing liabilities	65,394			49,455
Stockholders’ equity	18,460			16,939

Total liabilities and stockholders’ equity	$247,104			$219,369

Net interest income		$6,375			$6,016

Interest-rate spread (2)			3.37%			3.62%

Net interest margin (3)			3.78%			4.06%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.38			1.31

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003

General. Net earnings for the three months ended September 30, 2004 were $465,000 or $.80 per basic share compared to a net earnings of $430,000 or $.74 per basic share for the same period in 2003. The increase in earnings was primarily due to a increase in net interest income, which was partially offset by a decrease in noninterest income and an increase in noninterest expenses.

Interest Income and Expense. Interest income increased to $2.9 million for the three-month period ended September 30, 2004 from $2.6 million for the three months ended September 30, 2003. Interest on loans increased to $2.5 million for the three months ended September 30, 2004 from $2.4 million for the same period in 2003 due to an increase in the average loan portfolio balance in 2004 which was partially offset by a decrease in the weighted-average yield earned in 2004. Interest on securities increased to $288,000 for the three-months ended September 30, 2004 compared to $272,000 in 2003 due to an increase in the average portfolio balance in 2004, partially offset by a decrease in the average yield earned in 2004. Interest on other interest-earning assets increased from $12,000 for the three-months ended September 30, 2003 to $64,000 for the three months ended September 30, 2004.

Interest expense on interest-bearing deposits increased to $659,000 for the three-months ended September 30, 2004 from $657,000 in 2003. The increase is due to an increase in the average interest-bearing deposits in 2004, which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2004.

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

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $85,000 for the three-month period ended September 30, 2004 compared to $10,000 for the same period in 2003. The increase in the provision was due to growth in the loan portfolio for the three months ended September 30, 2004. While nonperforming loans decreased during three months ended September 30, 2004 to $0.6 million compared to $1.1 million for 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2.1 million at September 30, 2004. While management believes that its allowance for loan losses is adequate as of September 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $621,000 in 2004 from $652,000 for the three- months ended September 30, 2003. The increase was due to a decrease in service charges and fees primarily due to a decline in overdraft fees. This decline was due to a program instituted by management of waiving overdraft fees during the recent hurricanes.

Noninterest Expense. Total noninterest expense increased to $2.1 million for the three-months ended September 30, 2004 from $2.0 million for the three-months ended September 30, 2003 due to costs associated with operating two new banking offices.

Income Taxes. Income taxes for the three-months ended September 30, 2004 were $204,000 (an effective rate of 30.49%) compared to an income tax expense of $231,000 in 2003 (an effective rate of 34.95%). The reason for the decline was due to enterprise zone credits the Company realized due to ten of its twelve banking and administrative offices being located in a zone designated by the State of Florida as eligible for employment tax credits.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003

General. Net earnings for the nine-months ended September 30, 2004 were $1.3 million or $2.26 per basic share compared to a net earnings of $1.3 million or $2.15 per basic share for the same period in 2003. The increase in earnings was primarily due to an increase in net interest income, which was partially offset by an increase in noninterest expense.

Interest Income and Expense. Interest income increased to $8.2 million for the nine-month period ended September 30, 2004 from $8.1 million for the nine months ended September 30, 2003. Interest on loans remained relatively flat at $7.3 million for the nine months ended September 30, 2004 and 2003 due to an increase in the average loan portfolio balance in 2004 which, was offset by a decrease in the weighted-average yield. Interest on securities decreased to $746,000 for the nine-months ended September 30, 2004 compared to $761,000 in 2003 due to a decrease in the average yield earned in 2004, partially offset by an increase in the average portfolio balance in 2004. Interest on other interest-earning assets increased from $105,000 for the nine-months ended September 30, 2003 to $153,000 for the nine months ended September 30, 2004 due to an increase in the average yield earned and an increase in the average balance in 2004.

Interest expense on interest-bearing deposits decreased to $1.8 million for the nine-months ended September 30, 2004 from $2.1 million in 2002. The decrease is due to a decrease in the weighted-average rate paid on deposits in 2004, which was only partially offset by an increase in the average interest-bearing deposits in 2004.

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

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $190,000 for the nine-month period ended September 30, 2004 compared to $30,000 for the same period in 2003. The increase in the provision was due to an increase in the loan portfolio for the nine months ended September 30, 2004. Nonperforming loans decreased during the nine months ended September 30, 2004 to $0.6 million compared to $1.1 million at September 30, 2003. While nonperforming loans decreased during nine months ended September 30, 2004 due to several factors; early identification of problem credits, thorough workout strategies, the fact that 88% of the loan portfolio is secured by real estate, and there were no concentrations in industries that experienced poor performance during the nine months ended September 30, 2004. Net recoveries (charge-offs) to average loans increased during the nine months ended September 30, 2004 to (0.06)% from 0% for 2003 due to due higher charge-offs and lower recoveries for the nine months ended September 30, 2004 compared to the same period in 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2.1 million at September 30, 2004. While management believes that its allowance for loan losses is adequate as of September 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income remained relatively constant at $1.9 million in 2004 and 2003.

Noninterest Expense. Total noninterest expense increased to $6.2 million in 2004 compared to $5.9 million for the nine-months ended September 30, 2003 due to costs associated with opening two new banking offices and well as continued growth of the Company.

Income Taxes. Income taxes for the nine-months ended September 30, 2004 were $571,000 (an effective rate of 30.29%) compared to an income taxes of $692,000 in 2003 (an effective rate of 35.56%). The reason for the decline was due to enterprise zone credits the Company realized due to ten of its twelve banking and administrative offices being located in a zone designated by the State of Florida as eligible for employment tax credits.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of September 30, 2004.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.

3.1 -	Restated Articles of Incorporation of Big Lake Financial Corporation (Incorporated by reference to Exhibit 3.1 to ELF’ Registration Statement No.333-30779 (the “Registration Statement”)

3.2 -	Bylaws of Big Lake Financial Corporation (Incorporated b reference to Exhibit 3.2 to the Registration Statement)

4.1 -	Specimen Stock Certificate of Big Lake Financial Corporation (Incorporated by reference to Exhibit 4.1 to the Registration Statement)

10.2 -	Lease dated December 11, 1989 between AAA Warehouse, Inc and Clewiston National Bank and Amendment thereto date November 28, 1995 (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3 -	Lease dated April 1, 1981 between Earl R. Gamer and Clewiston National Bank and Modification and Lease Extension Agreement thereto dated April 1, 1996 (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4 -	Employment agreement dated July 15, 1998 between Big Lake National Bank, Big Lake Financial Corporation, and Joe G. Mullins (Incorporated by reference to Exhibit to Form 10-KSB for the year ended December 31, 1999)*

10.5 -	Lease dated April 8, 1999 between Phillip Y. Berger and Big Lake National Bank (Incorporated by reference to Exhibit 10.5 to Registration Statement)

10.6 -	Lease dated July 1, 1998 between First Union National Bank and Albritton and See Properties and Modification and Lease Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.6 to Registration Statement)

31.1 -	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2 -	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no report Form 8-K’s filed during the three months ended September 30, 2004.

BIG LAKE FINANCIAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG LAKE FINANCIAL CORPORATION (Registrant)

Date: November 11, 2004	By:	/s/ Edwin E. Walpole, III
Edwin E. Walpole, III, Chairman of the Board, President and Chief Executive Officer

Date: November 11, 2004	By:	/s/ John A. Zelinske
John A. Zelinske, Senior Vice President and Chief Financial Officer